Form 10QSB
period 1998-09-30
SKIBO FINANCIAL CORP
filed 1998-11-16
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number: 000-25009

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  United States                           25-1820465
------------------------------------------------      -------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

242 East Main Street, Carnegie, Pennsylvania                15106
------------------------------------------------      -------------------
  (Address of principal executive offices)                (Zip Code)

                                 (412) 276-2424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No
                                        ---           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of November 10, 1998


$0.10 Par Value Common Stock                      3,450,000 Shares
----------------------------                    --------------------
             Class                                   Outstanding


         Transitional Small Business Disclosure Format (check one)
                           Yes         No  X
                               ---        ---

                     FIRST CARNEGIE DEPOSIT AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.     Financial Statements


                  Consolidated Statements of Financial Condition (As of
                  September 30, 1998 (unaudited) and March 31, 1998)..........................................1

                  Consolidated Statements of Operations and Comprehensive Income (For
                  the three and six months ended September 30, 1998 and 1997 (unaudited)).....................2

                  Consolidated Statement of Stockholders' Equity (For the
                  six months ended September 30, 1998 (unaudited).............................................3

                  Consolidated Statements of Cash Flows (For the six
                  months ended September 30, 1998 and 1997 (unaudited)).......................................4

                  Notes to Consolidated Financial Statements..................................................6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................................................10



PART 11.  OTHER INFORMATION
--------  -----------------


Item 1.     Legal Proceedings................................................................................16
Item 2.     Changes in Securities............................................................................16
Item 3.     Defaults Upon Senior Securities..................................................................16
Item 4.     Submission of Matters to a Vote of Security-Holders..............................................16
Item 5.     Other Information................................................................................17
Item 6.     Exhibits and Reports on Form 8-K.................................................................17


Signatures


                     FIRST CARNEGIE DEPOSIT AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)

                                                                                     September 30,         March 31,
                                                                                          1998               1998
                                                                                     -------------        ----------

                    ASSETS                                                           (Unaudited)
                    ------

Cash and amounts due from depository institutions                                       $     535         $      523
Interest-bearing deposits with other institutions                                           6,367              2,748
Investment securities:
     Held-to-maturity (market value $16,354 and $15,836)                                   16,152             15,777
Mortgage-backed securities:
     Held-to-maturity (market value $49,362 and $54,903)                                   48,810             54,315
Loans receivable, net                                                                      64,961             67,884
Real estate owned, net                                                                         --                 11
Accrued interest receivable:
     Investment securities                                                                    199                224
     Mortgage-backed securities                                                               361                408
     Loans receivable                                                                         802                800
Federal Home Loan Bank stock, at cost                                                       2,307              2,307
Premises and equipment, net                                                                   736                759
Prepaid expenses and other assets                                                           2,707              2,376
                                                                                         --------           --------

        Total Assets                                                                    $ 143,937          $ 148,132
                                                                                          =======            =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Liabilities:
     Savings deposits                                                                   $  75,932          $  77,226
     Federal Home Loan Bank advances                                                       37,800             41,300
     Bonds payable                                                                          1,441              1,618
     Other borrowings                                                                         666                666
     Advances from borrowers for taxes and insurance                                           66                166
     Accrued expenses and other liabilities                                                 3,381              2,176
                                                                                         --------            -------

        Total Liabilities                                                                 119,286            123,152


Stockholders' Equity:
     Common stock, $0.10 par value; 10,000,000 shares authorized;
        2,300,000 issued and outstanding at September 30 and March 31                         230                230
     Additional paid-in capital                                                             9,847              9,800
     Unearned employee stock ownership plan (ESOP) shares                                   (544)              (625)
     Unearned restricted stock plan (RSP) shares                                            (662)                 --
     Retained earnings, substantially restricted                                           15,780             15,575
                                                                                          -------            -------

        Total Stockholders' Equity                                                         24,651             24,980
                                                                                          -------            -------

        Total Liabilities and Stockholders' Equity                                      $ 143,937          $ 148,132
                                                                                          =======            =======





See accompanying notes to consolidated financial statements.

                     FIRST CARNEGIE DEPOSIT AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income

         For the Three and Six Months Ended September 30, 1998 and 1997

              (Dollar amounts in thousands, except per share data)


                                                                           Three Months Ended                 Six Months Ended
                                                                              September 30,                     September 30,
                                                                          1998             1997             1998             1997
                                                                         -----             ----             ----             ----
                                                                              (unaudited)                        (unaudited)
Interest income:
     Loans receivable                                                  $ 1,198           $ 1,161          $ 2,435          $ 2,320
     Mortgage-backed securities                                            833             1,018            1,724            1,997
     Investment securities                                                 255               295              517              648
     Other                                                                  82                59              169              160
                                                                         -----            ------            -----            -----
            Total interest income                                        2,368             2,533            4,845            5,125

Interest expense:
     Savings deposits                                                      872               903            1,751            1,799
     Federal Home Loan Bank advances                                       501               588            1,077            1,175
     Bonds payable                                                          39                50               78              100
     Other borrowings                                                       14                18               28               35
                                                                                                            -----            -----
           Total interest expense                                        1,426             1,559            2,934            3,109
                                                                         -----             -----            -----            -----

           Net interest income                                             942               974            1,911            2,016

Provision for loan losses                                                   12                15               15               30
                                                                         -----             -----            -----            -----
           Net interest income after
              provision for loan losses                                    930               959            1,896            1,986
Other income:
     Fees and service charges                                               12                11               25               27
     Loss on sale of securities                                             --               (4)               --              (7)
     Other                                                                  14               128               22              134
                                                                           ---               ---             ----            -----
           Total other income                                               26               135               47              154

Other expenses:
     Compensation and employee benefits                                    377               412            1,033              835
     Premises and occupancy costs                                           55                36              111              113
     Federal insurance premiums                                             12                16               24               29
     Other operating expenses                                               81               100              188              181
                                                                                             ---              ---              ---
           Total other expenses                                            525               564            1,356            1,158
                                                                           ---               ---            -----            -----

      Income before income taxes                                           431               530              587              982

Provision for income taxes                                                 180               210              240              423
                                                                          ----               ---              ---              ---
           Net income                                                  $   251           $   320           $  347           $  559
                                                                          ====              ====              ===              ===

Other comprehensive income:
     Unrealized gain on securities available-
        for-sale, net of tax                                                --                 3               --               11
                                                                           ---               ---              ---              ---
           Total comprehensive income                                  $   251           $   323           $  347           $  570
                                                                           ===               ===              ===              ===


Basic earnings per share                                               $   .11           $   .14           $  .15           $  .25
Diluted earnings per share                                             $   .11           $   .14           $  .15           $  .25

Average shares outstanding-basic                                     2,241,529         2,219,945        2,239,855        2,218,948
Average shares outstanding-diluted                                   2,241,529         2,219,945        2,239,855        2,218,948

      See accompanying notes to consolidated financial statements.

                     FIRST CARNEGIE DEPOSIT AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

             For the Six Months Ended September 30, 1998 (unaudited)

              (Dollar amounts in thousands, except per share data)


                                                  Common Stock       Additional    Unearned     Unearned
                                             Number of                 Paid-in       ESOP         RSP       Retained
                                               Shares       Amount     Capital      Shares       Shares     Earnings       Total
                                       --------------------------------------------------------------------------------------------

Balance at March 31, 1998                    2,300,000        $230     $9,800        $(625)     $    --      $15,575       $24,980

Cash dividends declared net
  ($.15 per share)                                  --          --         --           --           --         (142)         (142)

Reduction of equity for restricted
  stock plan (RSP) liability                        --          --         --           --         (843)          --          (843)

Excess of fair value above cost of
  ESOP shares released or
  committed to be released                          --          --         47           --           --           --            47

Amortization of ESOP liability                      --          --         --           81           --           --            81

Amortization of RSP liability                       --          --         --           --          181           --           181

Net income                                          --          --         --           --           --          347           347
                                       --------------------------------------------------------------------------------------------


Balance at September 30, 1998                2,300,000        $230     $9,847        $(544)     $  (662)     $15,780       $24,651
                                       ============================================================================================




See accompanying notes to consolidated financial statements.

                     FIRST CARNEGIE DEPOSIT AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Six Months Ended September 30, 1998 and 1997

                          (Dollar amounts in thousands)

                                                                                      1998        1997
                                                                                      ----        ----
                                                                                       (unaudited)
Operating activities:
     Net income                                                                    $    347    $    559
     Adjustments  to  reconcile  net  income to net cash (used in)  provided  by operating activities:
           Provision for loan losses                                                     15          30
           Depreciation                                                                  44          34
           Compensation expense-ESOP and RSP                                            309          52
           Loss on sale of mortgage-backed securities available-for-sale               --             3
           Loss on sale of investment securities available for-sale                    --             4
           Net amortization of premiums and discounts                                   120          86
           Decrease (increase) in accrued interest receivable                            70         (25)
           Decrease (increase) in prepaid expenses                                     (330)        121
           Increase in accrued interest payable                                         316         338
           Decrease (increase) in accrued income taxes                                  (13)         29
           Other, net                                                                    70         141
                                                                                   --------    --------
               Net cash provided by operating activities                                948       1,372
                                                                                   --------    --------

Investing activities:
     Purchases of premises and equipment                                                (21)        (14)
     Purchases of investment securities held-to maturity                             (5,598)     (4,569)
     Purchases of mortgage-backed securities held-to-maturity                        (3,028)    (10,184)
     Proceeds from sale of investment securities available-for-sale                    --           721
     Proceeds from sale of mortgage-backed securities available-for-sale               --           519
     Proceeds from maturities/calls and principal repayments of:
        Investment securities held-to-maturity                                        5,213       5,055
        Mortgage-backed securities held-to-maturity                                   8,501       4,656
        Mortgage-backed securities available-for-sale                                  --            33
     Loans purchased                                                                 (6,920)     (4,653)
     Net principal repayments on loans                                                9,749       3,849
     Decrease in Federal Home Loan Bank stock                                          --            15
                                                                                   --------    --------
              Net cash provided by (used in) investing activities                  $  7,896    $ (4,572)
                                                                                   --------    --------










See accompanying notes to consolidated financial statements.         (continued)

                     FIRST CARNEGIE DEPOSIT AND SUBSIDIARIES

              For the Six Months Ended September 30, 1998 and 1997

                          (Dollar amounts in thousands)


                                                                                      1998        1997
                                                                                      ----        ----
                                                                                        (unaudited)
Financing activities:
     Decrease of stock subscriptions                                               $   --      $(13,606)
     Net decrease in savings deposits                                                (1,294)    (10,796)
     Proceeds from Federal Home Loan Bank advances                                   13,000      29,100
     Repayment of Federal Home Loan Bank advances                                   (16,500)    (30,400)
     Proceeds from other borrowings                                                    --           828
     Principal repayment of bonds payable                                              (177)       (253)
     Net decrease in mortgage escrow                                                   (100)       (126)
     Common stock acquired by ESOP                                                     --          (828)
     Capitalization of SKIBO Bancshares, M.H.C                                         --          (100)
     Cash dividends paid                                                               (142)       (155)
     Net proceeds from sale of common stock                                            --         9,849
                                                                                   --------    --------
        Net cash used in financing activities                                        (5,213)    (16,487)
                                                                                   --------    --------

Net increase (decrease) in cash and cash equivalents                                  3,631     (19,687)
Cash and cash equivalents, beginning of period                                        3,271      22,701
                                                                                   --------    --------
Cash and cash equivalents, end of period                                              6,902       3,014
                                                                                   ========    ========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
        Interest                                                                      2,618       2,581
                                                                                   ========    ========

        Income taxes                                                                    253         380
                                                                                   ========    ========

     Noncash investing activities:
     Transfer of held-to-maturity investment securities
          to available-for-sale                                                        --           650
                                                                                   ========    ========







See accompanying notes to consolidated financial statements.

                     FIRST CARNEGIE DEPOSIT AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 -  Basis of Presentation
          ---------------------

The accompanying unaudited consolidated financial statements of First Carnegie Deposit and subsidiaries (the "Bank") have been prepared in accordance with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Bank's management, necessary for a fair statement of results for the interim period. As discussed in Note 9, the Bank became the wholly owned subsidiary of Skibo Financial Corp. on October 29, 1998.

The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending March 31, 1999 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1998.

NOTE 2 -  Principles of Consolidation
          ---------------------------

The accompanying unaudited consolidated financial statements include the accounts of First Carnegie Deposit and its wholly owned subsidiaries, Fedcar, Inc. and Carnegie Federal Funding Corporation ("CFFC"). Fedcar, Inc. is a service corporation that is currently inactive. CFFC is a special purpose subsidiary that was formed for the issuance of collateralized mortgage obligations. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 -  Earnings Per Share (EPS)
          ------------------------

Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Bank's common stock during the period. Common stock equivalents arise from the assumed conversion of outstanding stock options and unvested RSP shares.

As required, all previously reported primary and fully diluted EPS have been replaced with the presentation of basic and diluted EPS. The computation of basic and diluted earnings per share is shown in the table below:


                                           Three Months Ended                                     Six Months Ended
                                           ------------------                                     ----------------
                                  September 30,             September 30,              September 30,               September 30,
                                      1998                      1997                       1998                        1997
                                      ----                      ----                       ----                        ----
Basic EPS computation:
 Numerator-Net Income             $    251,000              $    320,000               $    347,000                $    559,000
 Denominator-Wt Avg common
   shares outstanding                2,241,529                 2,219,945                  2,239,855                   2,218,948
Basic EPS                         $        .11              $        .14               $        .15                $        .25
                                   ===========                 =========                ===========                 ===========

Diluted EPS computation:
 Numerator-Net Income                  251,000                   320,000                    347,000                     559,000
 Denominator-Wt Avg
   common stock outstanding          2,241,529                 2,219,945                  2,239,855                   2,218,948
  Dilutive Stock Options                    --                        --                         --                          --
  Dilutive Unvested RSP                     --                        --                         --                          --
                                   -----------               -----------                -----------                 -----------
  Weighted avg common
   shares and common stock
   equivalents                       2,241,529                 2,219,945                  2,239,855                   2,218,948
Diluted EPS                       $        .11              $        .14               $        .15                $        .25
                                   ===========               ===========                ===========                 ===========


                     FIRST CARNEGIE DEPOSIT AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




Options to purchase 51,746 shares of common stock that were outstanding during the three and six months ended September 30, 1998, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Shares outstanding for the three and six months ended September 30, 1998 and 1997 do not include ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans". Unallocated ESOP shares amounted to 54,380 and 78,660 at September 30, 1998 and 1997, respectively.

NOTE 4 -  Reclassification of Prior Period's Statements
          ---------------------------------------------

Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 5 -  Dividends on Common Stock
          -------------------------

On September 10, 1998, the Board of Directors of the Bank declared a $0.075 per share cash dividend on the Bank's outstanding shares of common stock, payable to stockholders of record as of September 30, 1998. Skibo Bancshares, M.H.C. (the "Company") waived the receipt of dividends on its 1,265,000 shares. The cash dividends on the remaining 1,035,000 outstanding shares were paid on October 15, 1998. There can be no assurance that the Office of Thrift Supervision ("OTS") will permit future dividend waivers, or of the terms of such permitted waivers. Furthermore, any waiver of dividends by the Company may result in an adjustment to the ratio pursuant to which shares of Bank common stock are exchanged for shares of a stock holding company should the Company convert from the mutual to stock form of organization. Such an adjustment would have the effect of diluting the minority stockholders of the Bank.

NOTE 6 -  Employee Stock Ownership Plan ("ESOP")
          --------------------------------------

The ESOP borrowed $828,000 from an independent third party lender to fund the purchase of 82,800, or 8.0%, of the shares the Bank sold in the minority stock offering. The Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt over a ten year period. The cost of shares not committed to be released and unallocated (suspense shares) is reported as a reduction in stockholders' equity. Dividends on allocated and unallocated shares are used for debt service. Shares are released to participants based on a compensation formula.

In connection with the formation of the ESOP, the Bank adopted SOP 93-6. SOP 93-6 requires that (1) compensation expense be recognized based on the average fair value of the ESOP shares committed to be released; (2) dividends on unallocated shares used to pay debt service be reported as a reduction of debt or of accrued interest payable and that dividends on allocated shares be charged to retained earnings; and (3) ESOP shares which have not been committed to be released not be considered outstanding for purposes of computing earnings per share.

Compensation expense related to the ESOP amounted to $88,000 and $31,000 for the three months ended September 30, 1998 and September 1997, respectively. Compensation expense amounted to $129,000 and $52,000 for the six months ended September 30, 1998 and September 1997, respectively. At September 30, 1998, there were 12,210 ESOP shares committed to be released and 54,380 suspense shares. ESOP shares totalling 16,210 were allocated as of September 30, 1998. The fair value of unearned ESOP shares at September 30, 1998 totalled $605,000.

                     FIRST CARNEGIE DEPOSIT AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 7 -  Stock Based Compensation Plans
          ------------------------------
On April 16, 1998, after stockholder approval, the Bank implemented the "1998 Stock Option Plan" (the "Stock Option Plan") and the "1998 Restricted Stock Plan"(the "Restricted Stock Plan").

The Stock Option Plan provides for authorizing the issuance of an additional 103,500 shares of common stock by the Bank upon the exercise of stock options awarded to officers, directors, key employees and other persons providing services to the Bank. The Bank may also purchase shares through the open market. There were 103,500 shares of options granted under the Stock Option Plan and they constitute either Incentive Stock Options or Non-Incentive Stock Options and were first exercisable at a rate of 50% on the date of the grant and 50% one year later. The Bank will use the "intrinsic value based method" as prescribed by APB Opinion 25. Accordingly, common stock issuable pursuant to outstanding options will be considered outstanding for purposes of calculating earnings per share, if dilutive.

The Restricted Stock Plan provides for the purchase of 41,400 shares of common stock in the open market. All of the Common Stock to be purchased by the Restricted Stock Plan will be purchased at the fair market value of such stock on the date of purchase. Awards under the Restricted Stock Plan were made in recognition of expected future services to the Bank by its directors, officers and key employees responsible for implementation of the policies adopted by the Bank's Board of Directors and as a means of providing a further retention incentive. Twenty and thirty-three percent of such awards were earned and non-forfeitable at the date of the grant and twenty and thirty-three percent annually thereafter, provided the recipient remains an employee. Executive officers earn awards at a rate of thirty-three percent per year, while directors, other officers, and key employees earn at a rate of twenty percent per year.

NOTE 8 -  Recent Accounting, Regulatory and Other Matters
          -----------------------------------------------
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed as a separate statement or as a component of the Bank's statement of operations. The Bank adopted SFAS 130 for the quarter ended June 30, 1998.

For the three  months  ended  September  30,  1998 and 1997,  the  Bank's  total comprehensive income was $251,000 and $323,000, respectively. Total comprehensive income is comprised of net income of $251,000 and $320,000 and other comprehensive income of $0 and $3,000, net of tax, respectively. For the six months ended September 30, 1998 and 1997, the Bank's total comprehensive income was $347,000 and $570,000, respectively. Total comprehensive income is comprised of net income of $347,000 and $559,000 and other comprehensive income of $0 and $11,000, net of tax, respectively. Other comprehensive income consisted of unrealized gains on investment securities and mortgage-backed securities available for sale.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires an entity to disclose financial information in a manner consistent with internally used information and requires more detailed disclosures of operating and reporting segments that are currently in practice. SFAS No. 131 is applicable for years beginning after December 15, 1997; however, presentation in interim financial statements is not required for the quarterly reporting period ended September 30, 1998.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is applicable for years beginning after December 15, 1997. Management does not believe the impact of the adoption will be significant.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management has not yet determined the impact, if any, the adoption of this statement will have on the Bank's consolidated financial condition or results of operations. SFAS 133 will be effective for all fiscal quarters beginning after June 15, 1999.

                     FIRST CARNEGIE DEPOSIT AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 9 - Subsequent Event - Reorganization to Stock Holding Company Form of Organization
          ----------------------------------------------------------------------

At the Annual Meeting of Stockholders on July 30, 1998, the Bank's Stockholders approved an Agreement and Plan of Reorganization ("the Plan" or "Reorganization"), providing for the establishment of a mid-tier stock holding company. The Plan provided for the establishment of Skibo Financial Corp. (Skibo Financial) as a stock holding company parent of the Bank, which stock holding company is majority-owned by Skibo Bancshares, M.H.C., the Bank's mutual holding company. The former holders of the common stock of the Bank became stockholders of Skibo Financial and each outstanding share of common stock, par value $.10 per share, of the Bank will be converted into shares of common stock, par value $.10 per share of Skibo Financial on a three-for two basis. The Reorganization was completed on October 29, 1998. Effective October 30, 1998, Skibo Financial replaced the Bank's common stock on the Nasdaq SmallCap Market. For twenty (20) trading days following the reorganization, the common stock of Skibo Financial will trade under the symbol "SKBOD." Following the end of the twenty (20) day period, Skibo Financial will trade under the Bank's old symbol "SKBO."

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

The Bank's results of operations are primarily dependent upon its net interest income, which is the difference between the interest income earned on its assets, primarily loans, mortgage-backed securities, and investments, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest expenses, such as employee salaries and benefits, noninterest income, such as loan-related fees and fees on deposit-related services, and the Bank's provision for loan losses.

The Management Discussion and Analysis section of this Form 10-QSB contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from the results in these forward-looking statements.

Changes in Financial Condition

The Bank's total assets of $143,937,000 at September 30, 1998, reflected a decrease of $4,195,000 or 2.8% from $148,132,000 at March 31, 1998. The decrease in total assets was primarily due to decreases in mortgage-backed securities and loans receivable, partially offset by increases in investments and interest bearing deposits at other financial institutions.

The decrease in the Bank's liabilities was primarily due to decreases in savings deposits and Federal Home Loan Bank ("FHLB") advances. Changes in the components of assets, liabilities and equity are discussed herein.

Loans Receivable, net. Net loans receivable at September 30, 1998 totalled $64,961,000, a decrease of $2,923,000 or 4.3%, as compared to $67,884,000 at
March 31, 1998. The decrease was primarily due to principal repayments totalling $10.5 million, offset by originations of $766,000 and purchases of $6.9 million. The Bank purchased $3.9 million one -to four-family mortgages and $198,000 farm mortgages in its normal lending area. The Bank also purchased $1.6 million farm mortgages and $1.2 million agricultural and Small Business Administration (SBA) loans outside its normal lending area, primarily in Pennsylvania.

Mortgage-backed Securities. Mortgage-backed securities were $48,810,000 at September 30, 1998, a decrease of $5,505,000 or 10.1%, as compared to $54,315,000 at March 31, 1998. The decrease was due to principal repayments and maturities totalling $8.5 million, offset by purchases of $3.0 million.

Investment Securities. Investment securities totalled $16,152,000 at September 30, 1998, an increase of $375,000 or 2.4%, as compared to $15,777,000 at March 31, 1998. This was primarily a result of purchases of $5.6 million of U.S. Agency securities, offset by the proceeds from maturities, calls and payments totalling $5.2 million.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totalled $6,902,000, an increase of $3,631,000 or 111.0% from the prior quarter. This increase was primarily due to increased interest-bearing deposits at the FHLB.

Deposits. The Bank's deposits, after interest credited, decreased by $1,294,000 or 1.7% to $75,932,000 at September 30, 1998, as compared to $77,226,000 at
March 31, 1998. The decrease was primarily due to a decrease in certificate of deposit accounts.

FHLB Advances. FHLB advances, at September 30, 1998, totalled $37,800,000, a decrease of $3.5 million or 8.5%, as compared to $41,300,000 at March 31, 1998. The Bank utilized funds received primarily from principal repayments of loans and mortgage-backed securities to repay a portion of the advances.

Stockholders' Equity. The Bank's stockholders' equity totalled $24,651,000 at September 30, 1998, as compared to $24,980,000 at March 31, 1998. The decrease of $329,000 or 1.3% was primarily due to the Bank's implementation of a restricted stock plan and additional ESOP shares committed to be released to participant accounts, offset by earnings for the six months ended September 30, 1998. See Note 7 "Stock Based Compensation Plans".

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations for the Three Months Ended September 30, 1998 and 1997

Net Income. The Bank recorded net income of $251,000 for the three months ended September 30, 1998, as compared to net income of $320,000 for the three months ended September 30, 1997. The $69,000 or 21.6% decrease in net income for the three months ended September 30, 1998 was primarily the result of decreases in net interest income and other income, which were partially offset by decreases in other expenses, provision for income taxes and provision for loan losses. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $32,000 or 3.3% for the three months ended September 30, 1998, as compared to the three month period ended September 30, 1997. The decrease was primarily due to a $3.7 million decrease in the average interest-earning assets and a 28 basis point decrease in the average yield earned thereon. The average balance of interest-bearing liabilities decreased by $4.5 million or 3.7% with a 26 basis point decrease in the average rate paid thereon. Changes in the components of net interest income are discussed herein.

The interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, declined to 1.88% for the three month period ended September 30, 1998 from 1.90% for the three month period ended September 30, 1997. The decline in the interest rate spread was primarily the result of purchased one- to four-family mortgages at yields lower than the yields in the existing loan portfolio and a $2.7 million principal reduction in SBA loans with higher yields. The decline is also attributable to a decrease in the yield of investments and other interest earning assets. Such purchases will have an ongoing effect on the average yield of the Bank's loan portfolio.

Interest Income. Interest income decreased $165,000 or 6.5% to $2,368,000 for the three month period ended September 30, 1998, as compared to $2,533,000 for the three month period ended September 30, 1997.

Interest on loans receivable increased $37,000 or 3.2% for the three months ended September 30, 1998, as compared to the three month period ended September 30, 1997. This increase was primarily the result of a $4.0 million increase in the average balance of loans receivable due to the addition of one -to four-family, multi-family, farm mortgages, and agricultural and SBA loans, offset by a 22 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $185,000 or 18.2% for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. This decrease was primarily the result of a $9.1 million decrease in the average balance of such securities and a 22 basis point decrease in the average yield earned thereon.

Interest income on investment securities decreased by $40,000 or 13.6% for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. The decrease in interest income on investment securities was primarily due to a $1.9 million lower average balance of such securities, and a decrease in the average yield of 21 basis points.

Interest income on other interest-earning assets increased by $23,000 or 39.0% for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. The increase was primarily due a $3.3 million increase in the average interest-earning deposits at other financial institutions, offset by a 190 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.86% and 7.14% for the three month periods ended September 30, 1998 and 1997, respectively.

Interest Expense. Interest expense totalled $1,426,000 for the three months ended September 30, 1998, as compared to $1,559,000 for the three months ended September 30, 1997. The $133,000 or 8.5% decrease was primarily due to decreased average balances in certificate of deposit accounts, FHLB advances and other borrowings, and a 26 basis point decrease in the average rate paid on the total average interest-bearing liabilities.

Interest expense on deposits (including escrows) decreased $31,000 or 3.4% for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. The decrease was primarily due to a $1.4 million decrease in average deposits and a 7 basis point decrease in the average rate paid thereon.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Interest on FHLB advances decreased $87,000 or 14.8% for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. The decrease was primarily due to a $2.4 million decrease in the average balance of such advances and a 54 basis point decrease in the rate paid thereon. The Bank uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Bank's primary source of funds.

Interest on bonds payable and other borrowings, a less significant portion of interest expense, decreased by $15,000 or 22.1%, as the average principal amount of other borrowings decreased by $585,000.

Provision for Loan Losses. During the three month periods ended September 30, 1998 and 1997, the Bank established provisions for loan losses of $12,000 and $15,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At September 30, 1998, the allowance for loan losses totalled $565,000 or .87% and 65.0% of total loans and total non-performing loans, respectively, as compared to $549,000 or .81% and 48.6%, respectively, at March 31, 1998. The Bank's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totalled $869,000 and $1,130,000 at September 30, 1998 and March 31, 1998 respectively, which represented 1.3% and 1.7% of the Bank's total loans, respectively. The non-performing loans, however, include three Farm Service Agency (FSA) guaranteed loans at September 30, 1998 and four at March 31, 1998, which represent 85.7% and 93.2% of the total non-performing loans at September 30, 1998 and March 31, 1998, respectively. The Bank's ratio of non-performing loans to total assets was .60% and .76% at September 30, 1998 and March 31, 1998, respectively.

Other Income. During the three months ended September 30, 1998, other income decreased $109,000 or 80.7%, as compared to the three months ended September 30, 1997. Other income recorded in the prior quarter included a partial settlement of a real estate judgement in the amount of $120,000. Other income in the current quarter included a final payment of $10,000 from the sale of property in the same judgement.

Other Expenses. Total other expenses decreased by $39,000 or 6.9% during the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. The decrease was primarily attributable to a decrease in compensation expense, offset by an increase in premises and occupancy costs. The reduction in compensation expense was primarily due to a $73,000 adjustment to the cost of the upcoming purchase of shares of stock to fund the Restricted Stock Plan (RSP) implemented in April 1998 and a reduction of employees' salaries due to two employees on disability leave, offset by an increase of $57,000 in ESOP expenses. With the implementation of the RSP, the portion of awards that were earned and non-forfeitable (approximately one-fourth) were expensed at fair market value in the June 1998 quarter in addition to 2 1/2 months of the awards that will vest in April 1999. The RSP expense for the September quarter was adjusted because of the decline in the fair value of the stock. Furthermore, the Bank committed to release 6,070 shares of stock in the ESOP in the September 1998 quarter as compared to 2,070 shares in the September 1997 quarter, which had a negative effect on earnings.

Income Tax Expense. The provision for income tax totalled $180,000 for the three months ended September 30, 1998, as compared to $210,000 for the three months ended September 30, 1997. The $30,000 or 14.3% decrease was due to decreased taxable income.

Results of Operations for the Six Months Ended September 30, 1998 and 1997

Net Income. The Bank recorded net income of $347,000 for the six months ended September 30, 1998, as compared to net income of $559,000 for the six months ended September 30, 1997. The $212,000 or 37.9% decrease in net income for the six months ended September 30, 1998 was primarily the result of decreases in net interest income and other income and an increase in compensation and employee benefits expense, partially offset by decreases in provision for income taxes and provision for loan losses. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $105,000 or 5.2% for the six months ended September 30, 1998, as compared to the six month period ended September 30, 1997. The decrease was primarily due to a $1.2 million decrease in the average interest-earning assets and a 34 basis point decrease in the average yield earned thereon. The average balance of interest-bearing liabilities decreased by $1.9 million with a 21 basis point decrease in the average rate paid thereon. Changes in the components of net interest income are discussed herein.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The interest rate spread declined to 1.88% for the six month period ended September 30, 1998 from 2.01% for the six month period ended September 30, 1997. The decline in the interest rate spread was primarily the result of purchased one- to four-family mortgages at yields lower than the yields in the existing loan portfolio and a $4.7 million principal reduction in SBA loans with higher yields. The decline is also attributable to a decease in the yield of investments and other interest earning assets. Such purchases will have an ongoing effect on the average yield of the Bank's loan portfolio.

Interest Income. Interest income decreased $280,000 or 5.5% to $4,845,000 for the six month period ended September 30, 1998, as compared to $5,125,000 for the six month period ended September 30, 1997.

Interest on loans receivable increased $115,000 or 5.0% for the six months ended September 30, 1998, as compared to the six month period ended September 30, 1997. This increase was primarily the result of a $5.7 million increase in the average balance of loans receivable due to the addition of one- to four-family, multi-family, farm mortgages, and agricultural and SBA loans, offset by a 29 basis point decrease in the average yield due to the lower interest rates on such loans.

Interest income on mortgage-backed securities decreased $273,000 or 13.7% for the six months ended September 30, 1998, as compared to the six months ended September 30, 1997. This decrease was primarily the result of a $6.7 million decrease in the average balance of such securities and a 16 basis point decrease in the average yield earned thereon.

Interest income on investment securities decreased by $131,000 or 20.2% for the six months ended September 30, 1998, as compared to the six months ended September 30, 1997. The decrease in interest income on investment securities was primarily due to a $2.7 million lower average balance of such securities and a decrease in the average yield of 43 basis points.

Interest income on other interest-earning assets increased by $9,000 or 5.6% for the six months ended September 30, 1998, as compared to the six months ended September 30, 1997. The increase was primarily due a $2.5 million increase in the average interest-earning deposits at other financial institutions, offset by a 283 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.88% and 7.22% for the six month periods ended September 30, 1998 and 1997, respectively.

Interest Expense. Interest expense totalled $2,934,000 for the six months ended September 30, 1998, as compared to $3,109,000 for the six months ended September 30, 1997. The $175,000 or 5.6% decrease was primarily due to decreased average balances in certificate of deposit accounts, FHLB advances and other borrowings and a 21 basis point decrease in the average rate paid on the total average interest-bearing liabilities.

Interest expense on deposits (including escrows) decreased $48,000 or 2.7% for the six months ended September 30, 1998, as compared to the six months ended September 30, 1997. The decrease was primarily due to a $1.3 million decrease in the average balance of deposits and a 4 basis point decrease in the average rate paid thereon.

Interest on FHLB advances decreased $98,000 or 8.3% for the six months ended September 30, 1998, as compared to the six months ended September 30, 1997. The decrease was primarily due to a 50 basis point decrease in the average rate paid on advances. The average balances of advances increased $17,000.

Interest on bonds payable and other borrowings, a less significant portion of interest expense, decreased by $29,000 or 21.5%, as the average principal amount of other borrowings decreased by $597,000. The average rate paid on bonds payable and other borrowings remained the same for both six month periods.

Provision for Loan Losses. During the six month periods ended September 30, 1998 and 1997, the Bank established provisions for loan losses of $15,000 and $30,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Other Income. During the six months ended September 30, 1998, other income decreased $107,000 or 69.5%, as compared to the six months ended September 30, 1997. Other income recorded in the prior six months included a partial settlement of a real estate judgement in the amount of $120,000. Other income in the current six months included $15,000, representing a final settlement in the same judgement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other Expenses. Total other expenses increased by $198,000 or 17.1% during the six months ended September 30, 1998, as compared to the six months ended September 30, 1997. The increase was primarily attributable to an increase in compensation expense due to the implementation of a restricted stock plan (see
Note 7) and an increase of $77,000 in the ESOP expense, offset by decreases of $23,000 in salaries expense and $34,000 in Supplemental Employee Pension Plan
(SERP) and Director's Retirement Plan (DRP) insurance costs. With the implementation of the RSP, the portion of awards that were earned and non-forfeitable (approximately one-fourth) were expensed at fair market value in addition to 5 1/2 months of the awards that will vest in April 1999. The RSP expense for the current six month period was $181,000. Future vesting will occur over a two- to four-year period. The Bank committed to release 8,140 shares of stock in the ESOP in the current period as compared to 4,140 shares in the previous period.

Income Tax Expense. The provision for income tax totalled $240,000 for the six months ended September 30, 1998, as compared to $423,000 for the six months ended September 30, 1997. The $183,000 or 43.3% decrease was due to decreased income.

Liquidity and Capital Requirements

The Bank is required to hold a prescribed amount of statutorily defined liquid assets. The Director of the OTS may, by regulation, vary the amount of the liquidity requirement, but only within pre-established statutory limits. The requirement must be no less than four percent and no greater than ten percent of the Bank's net withdrawable accounts and borrowings payable on demand or with unexpired maturities of one year or less. The minimum required liquidity is currently 4%. The Bank's average liquidity ratio was 96.99% and 77.98%, at September 30, 1998 and March 31, 1998, respectively.

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On September 30, 1998, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                Amount           Percent
                                                ------           -------
                                                 (Dollars in thousands)

Tangible capital........................        $24,651           17.13%
Tangible capital requirement............          2,159            1.50%
                                                -------          ------
Excess over requirement.................        $22,492           15.63%
                                                 ======           =====

Core capital............................        $24,651           17.13%
Core capital requirement................          4,318            3.00%
                                                -------          ------
Excess over requirement.................        $20,333           14.13%
                                                 ======           =====

Risk based capital......................        $25,216           54.05%
Risk based capital requirement..........          3,732            8.00%
                                                -------          ------
Excess over requirement.................        $21,484           46.05%
                                                 ======           =====



Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

At September 30, 1998, the most recent notification from the OTS, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I (leverage), Tier I risk-basked, and total risk-based capital ratios of 5.0%, 6.0%, and 10.0%, respectively. At September 30, 1998, the Bank's Tier I (leverage), Tier I risk-based, and total risk-basked capital ratios amounted to 17.13%, 52.84%, and 54.05%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at March 31, 1998 in the Bank's 1998 Annual Report. See "Market Risk & Asset/Liability Management". Management believes there have been no material changes in the Bank's market risk since March 31, 1998.

Year 2000 Compliance Issues

The Bank formed a committee to implement an action plan designed to ensure the Bank's computer systems, software applications and other date reliant equipment would function properly after December 31, 1999. This process involves identifying all equipment, software and third party providers, deemed critical to the Bank's daily operations, and ascertaining if these products or product providers are Year 2000 compliant. For items or vendors that were not compliant and had not achieved significant progress toward compliance by October 1, 1998, the committee has implemented contingency plans to either replace the product or vendor, or implement an alternative procedure to mitigate the affected area.

The Bank utilizes an in-house computer system, with all software applications being developed and modified internally. The Bank first acknowledged and addressed the potential problem associated with the Year 2000 early in 1990. The Bank completed renovation of its in-house data processing system prior to testing in October 1992. Once testing was complete, the Bank began operating under the year 2000 revisions that pertain to any date related issues spanning the millennium. The Bank has also received vender certification confirming year 2000 compliance for its hardware and operating system. Management continues to monitor and test all computerized applications of its in-house system in the unlikely event that something has been overlooked. Management believes that remaining efforts towards Year 2000 compliance will require minimal expense and, therefore, will not have a material impact on the Bank's financial condition or results of operations.

In addition, management believes that substantially all date reliant equipment and software will be tested and, if needed, upgraded or replaced by December 31, 1998. Assessments of significant vendors, service providers and customers will also be completed. Management has developed a contingency plan in regard to all mission-critical vendors, servicers, and applications. Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the operations of the Bank. Successful and timely completion of Year 2000 issues is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of companies outside the control of the Bank, testing plans, and all vendors, suppliers, and customer readiness.

                           PART II - OTHER INFORMATION





Item 1. Legal Proceedings.
        ------------------

          The Bank was not engaged in any legal proceeding of a material nature at September 30, 1998. From time to time, the Bank is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank. There were no lawsuits pending or known to be contemplated against the Bank at September 30, 1998 that would have a material effect on the operations or income of the Bank.


Item 2. Changes in Securities.
        ----------------------

          Not applicable.


Item 3. Defaults Upon Senior Securities.
        --------------------------------

          Not applicable.


Item 4. Submission of Matters to a Vote of Security-Holders.
        ----------------------------------------------------

          The Annual Meeting of Stockholders of the Bank was held on July 30, 1998. There were outstanding on the record date (June 1, 1998) and entitled to vote at the meeting 2,300,000 shares of common stock, of which 1,265,000 were held by the Mutual Holding Company ("MHC"). There were present at the Meeting in person or by proxy the holders of 2,150,066 shares of Common Stock of the Bank, representing 93.5% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. The matters voted upon at the Special Meeting and the vote for each were as follows:

          1. The election of directors, Mr. Layne W. Craig and Mr. John T. Mendenhall, Jr., for 3-year term expiring in 2001.



                                      FOR                      WITHHOLD
                             ----------------------       --------------------
                                         Percentage                 Percentage
                               Number     of Votes         Number    of Votes
                              of Votes      Cast           of Votes    Cast
                              --------      ----           --------    ----

Layne W. Craig                2,137,365     99.4            12,701      .6
John T. Mendenhall, Jr.       2,140,090     99.5             9,976      .5



          Accordingly, the proposal described above, having received the favorable votes of at least a majority of the shares outstanding, and a majority of the votes cast by stockholders other than the MHC was declared to be duly adopted by the stockholders of the Bank.

                           PART II - OTHER INFORMATION


     2. The approval of the Agreement and Plan of Reorganization to form a Mid-Tier Stock Holding Company.



                                      Number        % OF VOTES CAST
                                      ------        ---------------

FOR                                1,887,651              82.1  %

AGAINST                               17,170                .7  %

ABSTAIN                                7,090                .3  %




          Accordingly, the proposal described above, having received the favorable votes of at least a majority of the shares outstanding, and a majority of the votes cast by stockholders other than the MHC was declared to be duly adopted by the stockholders of the Bank.


     3. The ratification of the appointment of KPMG Peat Marwick LLP as auditor for the Bank for the fiscal year ending March 31, 1999.



                                      Number        % OF VOTES CAST
                                      ------        ---------------

FOR                                2,141,365             99.6  %

AGAINST                                7,101               .3  %

ABSTAIN                                1,600               .1  %




          Accordingly, the proposal described above, having received the favorable votes of at least a majority of the shares outstanding, and a majority of the votes cast by stockholders other than the MHC was declared to be duly adopted by the stockholders of the Bank.


Item 5. Other Information.
        ------------------

          See Note 9 regarding the completion the Bank's stock holding company reorganization.


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        a)   2.0 Agreement and Plan of Reorganization
             3.1 Charter of Skibo Financial Corp.
             3.2 Bylaws of Skibo Financial Corp.
             4.0 Form of Stock Certificate of Skibo Financial Corp.
            10.1 Employment Agreement between the Bank and Walter G. Kelly
            10.2 1998 Restricted Stock Plan
            10.3 1998 Stock Option Plan
            11.0 Earnings Per Share  Calculation (see note 3 to the Notes to the Unaudited Consolidated Financial Statements in this Form 10-QSB.
            27.0 Financial Data Schedule (in electronic filing only)

        b)  Not applicable

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SKIBO FINANCIAL CORP.


Date: November 10, 1998                By: /s/ Walter G. Kelly
                                           -------------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter G. Kelly                          /s/ Carol A. Gilbert
-------------------------------------        ---------------------------------------------------
Walter G. Kelly                              Carol A. Gilbert
President and Chief Executive Officer        Chief Financial and Operating Officer and Treasurer
(Duly Authorized Representative)             (Principal Financial and Accounting Officer)

Date: November 10, 1998                      Date: November 10, 1998

