Form 10QSB
period 1998-12-31
SKIBO FINANCIAL CORP
filed 1999-02-16
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998
                               -----------------

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC Fine Number:  000-25009
                  ---------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  United States                                 25-1820465
---------------------------------------------                -------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

242 East Main Street, Carnegie, Pennsylvania                      15106
--------------------------------------------                      -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of January 31, 1999


$0.10 Par Value Common Stock                       3,444,745 Shares
----------------------------                    --------------------
             Class                                   Outstanding


         Transitional Small Business Disclosure Format (check one)
                           Yes         No  X
                               ---        ---

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----



PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.                    Financial Statements


                  Consolidated Statements of Financial Condition (As of
                  December 31, 1998 (unaudited) and March 31, 1998)............1

                  Consolidated Statements of Operations (For the three and
                  nine months ended December 31, 1998 and 1997 (unaudited))....2

                  Consolidated Statement of Stockholders' Equity (For the
                  nine months ended December 31, 1998 (unaudited)..............3

                  Consolidated Statements of Cash Flows (For the nine
                  months ended December 31, 1998 and 1997 (unaudited)).........4

                  Notes to Consolidated Financial Statements...................6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................10



PART 11.  OTHER INFORMATION
-------   -----------------

Item 1.     Legal Proceedings.................................................17
Item 2.     Changes in Securities.............................................17
Item 3.     Defaults Upon Senior Securities...................................17
Item 4.     Submission of Matters to a Vote of Security-Holders...............17
Item 5.     Other Information.................................................17
Item 6.     Exhibits and Reports on Form 8-K..................................17


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)


                                                                    December 31,  March 31,
                                                                       1998         1998
                                                                    ------------  ---------
                    ASSETS                                              (Unaudited)
                    ------
Cash and amounts due from depository institutions                   $     530    $     523
Interest-bearing deposits with other institutions                         524        2,748
Investment securities:
     Held-to-maturity (market value $25,907 and $15,836)               25,990       15,777
Mortgage-backed securities:
     Held-to-maturity (market value $53,324 and $54,903)               53,028       54,315
Loans receivable, net                                                  62,427       67,884
Real estate owned, net                                                   --             11
Accrued interest receivable:
     Investment securities                                                327          224
     Mortgage-backed securities                                           369          408
     Loans receivable                                                     752          800
Federal Home Loan Bank stock, at cost                                   2,315        2,307
Premises and equipment, net                                               715          759
Prepaid expenses and other assets                                       3,058        2,376
                                                                    ---------    ---------
        Total Assets                                                $ 150,035    $ 148,132
                                                                    =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Liabilities:
     Savings deposits                                               $  77,408    $  77,226
     Federal Home Loan Bank advances                                   44,300       41,300
     Bonds payable                                                      1,441        1,618
     Other borrowings                                                    --            666
     Advances from borrowers for taxes and insurance                      154          166
     Accrued expenses and other liabilities                             1,845        2,176
                                                                    ---------    ---------

        Total Liabilities                                             125,148      123,152
                                                                    ---------    ---------
Stockholders' Equity:
     Common stock, $0.10 par value; 10,000,000 shares authorized;
     3,449,973 and 2,300,000 shares issued
     3,444,745 and 2,300,000 shares outstanding                           345          230
     Additional paid-in capital                                         9,750        9,800
     Treasury stock, at cost (5,228 shares                                (65)        --
     Unearned employee stock ownership plan (ESOP) shares                (501)        (625)
     Unearned restricted stock plan (RSP) shares                         (440)        --
     Retained earnings, substantially restricted                       15,798       15,575
                                                                    ---------    ---------
        Total Stockholders' Equity                                     24,887       24,980
                                                                    ---------    ---------
        Total Liabilities and Stockholders' Equity                  $ 150,035    $ 148,132
                                                                    =========    =========

See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations

         For the Three and Nine Months Ended December 31, 1998 and 1997

              (Dollar amounts in thousands, except per share data)

                                                 Three Months Ended           Nine Months Ended
                                                       December 31,               December 31,
                                                  1998           1997          1998         1997
                                                 -----           ----          ----         ----

                                                       (unaudited)                  (unaudited)
Interest income:
     Loans receivable                         $     1,149   $     1,142   $     3,584   $     3,462
     Mortgage-backed securities                       828         1,013         2,551         3,010
     Investment securities                            331           290           848           938
     Other                                             93            62           262           222
                                              -----------   -----------   -----------   -----------
            Total interest income                   2,401         2,507         7,245         7,632

Interest expense:
     Savings deposits                                 865           889         2,616         2,689
     Federal Home Loan Bank advances                  548           587         1,625         1,762
     Bonds payable                                     35            44           113           143
     Other borrowings                                  14            17            42            52
                                                                          -----------   -----------
           Total interest expense                   1,462         1,537         4,396         4,646
                                              -----------   -----------   -----------   -----------
           Net interest income                        939           970         2,849         2,986
Provision for loan losses                               5            15            20            45
                                              -----------   -----------   -----------   -----------
           Net interest income after
              provision for loan losses               934           955         2,829         2,941
Other income:
     Fees and service charges                          14            16            39            43
     Loss on sale of securities                      --            --            --              (8)
     Other                                              3            58            27           192
                                              -----------   -----------   -----------   -----------
           Total other income                          17            74            66           227

Other expenses:
     Compensation and employee benefits               573           621         1,606         1,456
     Premises and occupancy costs                      54            59           166           173
     Federal insurance premiums                        11            12            35            41
     Other operating expenses                          93            77           281           257
                                              -----------   -----------   -----------   -----------
           Total other expenses                       731           769         2,088         1,927
                                              -----------   -----------   -----------   -----------
      Income before income taxes                      220           260           807         1,241

Provision for income taxes                             95           133           335           556
                                              -----------   -----------   -----------   -----------
           Net income                         $       125   $       127   $       472   $       685
                                              ===========   ===========   ===========   ===========

Basic earnings per share                      $       .04   $       .04   $       .14   $       .21
Diluted earnings per share                    $       .04   $       .04   $       .14   $       .21

Weighted average shares outstanding-basic       3,350,617     3,350,115     3,356,716     3,350,115
Weighted average shares outstanding-diluted     3,372,922     3,350,115     3,364,151     3,350,115



          See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

             For the Nine Months Ended December 31, 1998 (unaudited)

              (Dollar amounts in thousands, except per share data)

                                               Common Stock      Additional            Unearned  Unearned
                                            Number of              Paid-in   Treas.      ESOP       RSP                   Retained
                                              Shares    Amount    Capital    Stock       Shares    Shares      Earnings     Total
                                       ---------------------------------------------------------------------------------------------
Balance at March 31, 1998                    2,300,000  $230       $9,800   $   --        $(625)  $    --       $15,575     $24,980

Cash dividends declared net
  ($.45 per share)                                  --    --           --       --           --        --          (249)       (249)

Reduction of equity for restricted
stock plan (RSP) liability                          --    --           --       --           --      (770)           --        (770)

Excess of fair value above cost of
ESOP shares released or
committed to be released                            --    --           65       --           --        --            --          65

Amortization of ESOP liability                      --    --           --       --          124        --            --         124

Amortization of RSP liability                       --    --           --       --           --       330            --         330

Treasury stock purchased,
at cost (5,228 shares)                              --     --          --      (65)          --        --            --         (65)

Reorganization-additional stock issued       1,149,973   115         (115)      --           --        --            --          --

Net income                                          --    --           --       --           --        --           472         472
                                       ---------------------------------------------------------------------------------------------

Balance at December 31, 1998                 3,449,973  $345       $9,750    $ (65)       $(501)   $ (440)      $15,798     $24,887
                                       =============================================================================================



See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Nine Months Ended December 31, 1998 and 1997

                          (Dollar amounts in thousands)

                                                                              1998         1997
                                                                              ----         ----
                                                                               (unaudited)
Operating activities:
     Net income                                                            $    472    $    685
     Adjustments  to  reconcile  net  income to net cash
        (used in)  provided  by
        operating activities:
           Provision for loan losses                                             20          45
           Depreciation                                                          66          60
           Compensation expense-ESOP and RSP                                    519         280
           Loss on sale of mortgage-backed securities available-for-sale       --             4
           Loss on sale of investment securities available for-sale            --             4
           Net amortization of premiums and discounts                            82         142
           Increase in accrued interest receivable                              (16)        (54)
           Increase in prepaid expenses                                        (682)       (246)
           Decrease in accrued interest payable                                (297)        (71)
           Decrease in accrued income taxes                                    (121)        (15)
           Other, net                                                            60         112
                                                                           --------    --------
               Net cash provided by operating activities                        103         946
                                                                           --------    --------

Investing activities:
     Purchases of premises and equipment                                        (22)        (36)
     Purchases of investment securities held-to maturity                    (17,187)     (5,392)
     Purchases of mortgage-backed securities held-to-maturity               (11,290)    (12,091)
     Proceeds from sale of investment securities available-for-sale            --           721
     Proceeds from sale of mortgage-backed securities available-for-sale       --           519
     Proceeds from maturities/calls and principal repayments of:
        Investment securities held-to-maturity                                6,941       6,594
        Mortgage-backed securities held-to-maturity                          12,658       7,562
        Mortgage-backed securities available-for-sale                          --            33
     Loans purchased                                                         (9,333)     (7,477)
     Net principal repayments on loans                                       14,643       6,467
     Decrease (increase) in Federal Home Loan Bank stock                         (8)        140
                                                                           --------    --------
              Net cash used in investing activities                        $ (3,598)   $ (2,960)
                                                                           --------    --------


See accompanying notes to consolidated financial statements.         (continued)

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

              For the Nine Months Ended December 31, 1998 and 1997

                          (Dollar amounts in thousands)


                                                                                      1998        1997
                                                                                      ----        ----
                                                                                     (unaudited)
Financing activities:
     Decrease of stock subscriptions                                               $   --      $(13,606)
     Net increase (decrease) in savings deposits                                        182     (10,507)
     Proceeds from Federal Home Loan Bank advances                                   23,000      37,600
     Repayment of Federal Home Loan Bank advances                                   (20,000)    (42,400)
     Principal repayment of bonds payable and other borrowings                         (843)       (415)
     Net decrease in mortgage escrow                                                    (12)        (26)
     Common stock acquired by ESOP                                                     --          (828)
     Proceeds from other borrowings                                                    --           828
     Treasury stock purchased                                                           (65)       --
     Common stock acquired for RSP                                                     (770)       --
     Capitalization of SKIBO Bancshares, M.H.C                                         --          (100)
     Cash dividends paid                                                               (214)       (214)
     Net proceeds from sale of common stock                                            --         9,849
                                                                                               --------
        Net cash provided by (used in) financing activities                           1,278     (19,819)
                                                                                   --------    --------

Net decrease in cash and cash equivalents                                            (2,217)    (21,833)
Cash and cash equivalents, beginning of period                                        3,271      22,701
                                                                                   --------    --------
Cash and cash equivalents, end of period                                           $  1,054    $    868
                                                                                   ========    ========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                   $  4,694    $  4,498
                                                                                   ========    ========

        Income taxes                                                               $    530    $    603
                                                                                   ========    ========


See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 -  Corporate Reorganization
          ------------------------

On October 29, 1998, First Carnegie Deposit reorganized into a two-tier holding company structure. First Carnegie Deposit formed a new mid-tier, federally chartered, stock holding company, Skibo Financial Corp. (the "Company"), which is 55% owned by Skibo Bancshares, M.H.C. As a result of this reorganization, Skibo Financial Corp. became the parent company of First Carnegie Deposit and owns 100% of First Carnegie Deposit's common stock. Upon surrender of First Carnegie Deposit common stock, shareholders of record on October 29, 1998 received, on a three-for-two basis, shares of the new publicly traded entity, Skibo Financial Corp. Aside from this two-tier holding company structure giving the Company greater flexibility by maintaining the benefits of the mutual holding company while capitalizing on the additional opportunities available to stock holding companies, the operations remain unchanged.

The reorganization was accounted for in a manner similar to a pooling of interests. Accordingly, the prior years' consolidated financial statements of the Company are identical to the prior periods' consolidated financial statements of First Carnegie Deposit.

NOTE 2 -  Basis of Presentation and Principles of Consolidation
          -----------------------------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Skibo Financial Corp., its wholly-owned subsidiary First Carnegie Deposit (the "Bank"), and the Bank's wholly owned subsidiaries, Fedcar, Inc. and Carnegie Federal Funding Corporation ("CFFC"). Fedcar, Inc. is a service corporation that is currently inactive. CFFC is a special purpose subsidiary that was formed for the issuance of collateralized mortgage obligations.

These statements have been prepared in accordance with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of results for the interim period. All significant intercompany transactions and balances have been eliminated in consolidation.

The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending March 31, 1999 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1998.

NOTE 3 -  Reclassification of Prior Period's Statements
          ---------------------------------------------

Certain items previously reported have been reclassified to conform with the current year's reporting format. The number of shares and related earnings per share have been restated to reflect the Company's reorganized structure and three-for-two exchange of stock in fiscal year 1999.

NOTE 4 -  Dividends on Common Stock
          -------------------------

On December 10, 1998, the Board of Directors of the Company declared a $0.075 per share cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of December 31, 1998. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the remaining outstanding shares were paid on January 15, 1999. There can be no assurance that the Office of Thrift Supervision ("OTS") will permit future dividend waivers, or of the terms of such permitted waivers. Furthermore, any waiver of dividends by the M.H.C. may result in an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have the effect of diluting the minority stockholders of the Company.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 5 -  Earnings Per Share (EPS)
          ------------------------

Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed conversion of outstanding stock options and unvested RSP shares.

As required, all previously reported primary and fully diluted EPS have been replaced with the presentation of basic and diluted EPS. The computation of basic and diluted earnings per share is shown in the table below:

                                Three Months Ended      Nine Months Ended
                                ------------------      -----------------
                             December 31, December 31, December 31, December 31,
                                  1998        1997         1998        1997
                                  ----        ----         ----        ----
Basic EPS computation:
 Numerator-Net Income         $  125,000   $  127,000   $  472,000   $  685,000
 Denominator-Wt Avg common
   shares outstanding          3,350,617    3,388,111    3,356,716    3,331,699
Basic EPS                     $      .04   $      .04   $      .14   $      .21
                              ==========   ==========   ==========   ==========

Diluted EPS computation:
 Numerator-Net Income         $  125,000   $  127,000   $  472,000   $  685,000
 Denominator-Wt Avg
   common stock outstanding    3,350,617    3,388,111    3,356,716    3,331,699
  Dilutive Stock Options          21,973         --          7,324         --
  Dilutive Unvested RSP              332         --            111         --
                              ----------   ----------   ----------   ----------
  Weighted avg common
   shares and common stock
   equivalents                 3,372,922    3,388,111    3,364,151    3,331,699
Diluted EPS                   $      .04   $      .04   $      .14   $      .21
                              ==========   ==========   ==========   ==========


Shares outstanding for the three and nine months ended December 31, 1998 and 1997 do not include ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans". Unallocated ESOP shares amounted to 75,135 and 99,885 at December 31, 1998 and 1997, respectively.


NOTE 6 -  Employee Stock Ownership Plan ("ESOP")
          --------------------------------------

The ESOP borrowed $828,000 from an independent third party lender to fund the purchase of 8.0% of the shares the Company sold in the minority stock offering. The Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt over no more than a ten year period. The cost of shares not committed to be released and unallocated (suspense shares) is reported as a reduction in stockholders' equity. Dividends on allocated and unallocated shares are used for debt service. Shares are released to participants based on a compensation formula.

On December 31, 1998, Skibo Financial Corp. granted a loan to First Carnegie Deposit to refinance the ESOP loan. The remaining term, maturity date, and payment schedule are the same, however the rate decreased to a fixed rate of 7.75%.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

In connection with the formation of the ESOP, the Company adopted SOP 93-6. SOP 93-6 requires that (1) compensation expense be recognized based on the average fair value of the ESOP shares committed to be released; (2) dividends on unallocated shares used to pay debt service be reported as a reduction of debt or of accrued interest payable and that dividends on allocated shares be charged to retained earnings; and (3) ESOP shares which have not been committed to be released not be considered outstanding for purposes of computing earnings per share.

Compensation expense related to the ESOP amounted to $61,000 and $228,000 for the three months ended December 31, 1998 and December 1997, respectively. Compensation expense amounted to $190,000 and $280,000 for the nine months ended December 31, 1998 and December 1997, respectively. At December 31, 1998, there were 75,135 suspense shares. ESOP shares totalling 49,065 were allocated as of December 31, 1998. The fair value of unearned ESOP shares at December 31, 1998 totalled $573,000.

NOTE 7 -  Stock Based Compensation Plans
          ------------------------------

On April 16, 1998, after stockholder approval, the Company implemented the "1998 Stock Option Plan" (the "Stock Option Plan") and the "1998 Restricted Stock Plan"(the "Restricted Stock Plan").

The Stock Option Plan provides for authorizing the issuance of an additional 155,246 shares of common stock by the Company upon the exercise of stock options awarded to officers, directors, key employees and other persons providing services to the Company. The Company may also purchase shares through the open market. There were 155,246 shares of options granted under the Stock Option Plan and they constitute either Incentive Stock Options or Non-Incentive Stock Options and were first exercisable at a rate of 50% on the date of the grant and 50% one year later. The Company uses the "intrinsic value based method" as prescribed by APB Opinion 25. Under APB No. 25, because the exercise price of the Company's stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, common stock issuable pursuant to outstanding options will be considered outstanding for purposes of calculating earnings per share, if dilutive.

The Restricted Stock Plan provides for the purchase of 62,098 shares of common stock in the open market. All of the Common Stock purchased by the Restricted Stock Plan was purchased at the fair market value of such stock on the date of purchase. Awards under the Restricted Stock Plan were made in recognition of expected future services to the Company by its directors, officers and key employees responsible for implementation of the policies adopted by the Company's Board of Directors and as a means of providing a further retention incentive. Twenty and thirty-three percent of such awards were earned and non-forfeitable at the date of the grant and twenty and thirty-three percent annually thereafter, provided the recipient remains an employee. Executive officers earn awards at a rate of thirty-three percent per year, while directors, other officers, and key employees earn at a rate of twenty percent per year.

NOTE 8 -  Comprehensive Income
          --------------------

For the three months ended December 31 1998 and 1997, the Company's total comprehensive income was $125,000 and $127,000, respectively. For the nine months ended December 31, 1998 and 1997, the Company's total comprehensive income was $472,000 and $685,000, respectively. Total comprehensive income is comprised of net income and other comprehensive income. For both the three and nine months periods, there was no other comprehensive income.

NOTE 9 -  Recent Accounting, Regulatory and Other Matters
          -----------------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed as a separate statement or as a component of the Company's statement of operations. The Company adopted SFAS 130 for the quarter ended June 30, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires an entity to disclose financial information in a manner consistent to internally used information and requires more detailed disclosures of operating and reporting segments that are currently in practice. SFAS No. 131 is applicable for years beginning after December 15, 1997; however, presentation in interim financial statements is not required for the quarterly reporting period ended December 31, 1998.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Post-retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is applicable for years beginning after December 15, 1997. The Company plans to adopt this standard in their 1999 annual report.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management has not yet determined the impact, if any, the adoption of this statement will have on the Company's consolidated financial condition or results of operations. SFAS 133 will be effective for all fiscal quarters beginning after June 15, 1999.

NOTE 10 - Income Taxes

Income tax expense is recognized after giving effect to special rules applicable to thrift institutions. The Company joins with its wholly owned subsidiary, First Carnegie Deposit, in filing a consolidated federal income tax return.

The Company accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of the Company's assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's results of operations are primarily dependent upon net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans, mortgage-backed securities, and investments, and the interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest expenses, such as employee salaries and benefits, noninterest income, such as loan-related fees and fees on deposit-related services, and the Company's provision for loan losses.

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

Changes in Financial Condition

The Company's total assets of $150,035,000 at December 31, 1998, reflected an increase of $1,903,000 or 1.3% from $148,132,000 at March 31, 1998. The increase in total assets was primarily due to an increase in investment securities and prepaid expenses, partially offset by decreases in interest-bearing deposits, mortgage-backed securities and loans receivable.

The increase in the Company's liabilities was primarily due to increases in Federal Home Loan Bank ("FHLB") advances, offset by decreases in other borrowings and other liabilities. Changes in the components of assets, liabilities and equity are discussed herein.

Loans Receivable, net. Net loans receivable at December 31, 1998 totalled $62,427,000, a decrease of $5,457,000 or 8.0%, as compared to $67,884,000 at
March 31, 1998. The decrease was primarily due to principal repayments totalling $15.6 million, offset by originations of $954,000 and purchases of $9.3 million. The Company purchased $3.9 million one -to four-family mortgages, $243,000 multi-family project loans, $4.0 million farm mortgages, $180,000 commercial non-mortgage loans, and $1.0 million agricultural and Small Business Administration (SBA) loans.

Mortgage-backed Securities. Mortgage-backed securities were $53,028,000 at December 31, 1998, a decrease of $1,287,000 or 2.4%, as compared to $54,315,000 at March 31, 1998. The decrease was due to principal repayments and maturities totalling $12.7 million, offset by purchases of $11.3 million.

Investment Securities. Investment securities totalled $25,990,000 at December 31, 1998, an increase of $10,213,000 or 64.7%, as compared to $15,777,000 at
March 31, 1998. This was primarily a result of purchases of $17.2 million of U.S. Agency securities, offset by the proceeds from maturities, calls and payments totalling $6.9 million.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totalled $1,054,000, a decrease of $2,217,000 or 67.8% from the prior quarter. This decrease was primarily due to decreased interest-bearing deposits at the FHLB.

Deposits. Total deposits, after interest credited, increased by $182,000 or .2% to $77,408,000 at December 31, 1998, as compared to $77,226,000 at March 31,
1998. The increase was primarily due to increases in NOW and Money Market accounts, partially offset by a decrease in passbook accounts.

FHLB Advances. FHLB advances, at December 31, 1998, totalled $44,300,000, an increase of $3.0 million or 7.3%, as compared to $41,300,000 at March 31, 1998. The Company uses FHLB advances as a funding source to supplement deposits.

Stockholders' Equity. Stockholders' equity totalled $24,887,000 at December 31, 1998, as compared to $24,980,000 at March 31, 1998. The decrease of $93,000 or
 .4% was primarily due to the Company's implementation of a restricted stock plan, offset by earnings for the nine months ended December 31, 1998. See Note 7 "Stock Based Compensation Plans".

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 1998 and 1997

Net Income. The Company recorded net income of $125,000 for the three months ended December 31, 1998, as compared to net income of $127,000 for the three months ended December 31, 1997. The $2,000 or 1.6% decrease in net income for the three months ended December 31, 1998 was primarily the result of decreases in net interest income and other income, which were partially offset by decreases in other expenses, provision for income taxes, and provision for loan losses. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $31,000 or 3.2% for the three months ended December 31, 1998, as compared to the three month period ended December 31, 1997. Although the average balance of interest-earning assets increased $2.7 million or 1.9%, the average yield earned thereon decreased 43 basis points. The average balance of interest-bearing liabilities increased by $2.5 million or 2.1% with a 36 basis point decrease in the average rate paid thereon.

The interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, declined to 1.84% for the three month period ended December 31, 1998 from 1.91% for the three month period ended December 31, 1997. The decline in the interest rate spread was primarily the result of purchased one- to four-family mortgages at yields lower than the yields in the existing loan portfolio and a $1.6 million principal reduction in SBA loans with higher yields. The decline is also attributable to a decrease in the yield of investments and mortgage-backed securities.

Interest Income. Interest income decreased $106,000 or 4.2% to $2,401,000 for the three month period ended December 31, 1998, as compared to $2,507,000 for the three month period ended December 31, 1997.

Interest on loans receivable increased $7,000 or .6% for the three months ended December 31, 1998, as compared to the three month period ended December 31, 1997. This increase was primarily the result of a $2.3 million increase in the average balance of loans receivable primarily due to the purchases of one -to four-family, multi-family, farm mortgages, and agricultural and SBA loans, offset by a 22 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $185,000 or 18.3% for the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. This decrease was primarily the result of a $7.4 million decrease in the average balance of such securities and a 45 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased by $41,000 or 14.1% for the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. The increase in interest income on investment securities was primarily due to a $6.0 million higher average balance of such securities, offset by a decrease in the average yield of 117 basis points.

Interest income on other interest-earning assets increased by $31,000 or 50.0% for the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. The increase was primarily due a $1.7 million increase in the average interest-earning deposits at other financial institutions and a 24 basis point increase in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.71% and 7.14% for the three month periods ended December 31, 1998 and 1997, respectively.

Interest Expense. Interest expense totalled $1,462,000 for the three months ended December 31, 1998, as compared to $1,537,000 for the three months ended December 31, 1997. The $75,000 or 4.9% decrease was primarily due to decreased average balances in certificates of deposit accounts, passbook savings and other borrowings, offset by an increase in FHLB advances. The 36 basis point decrease in the average rate paid on the total average interest-bearing liabilities also contributed to the decrease.

Interest expense on deposits (including escrows) decreased $24,000 or 2.7% for the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. The decrease was primarily due to a $315,000 decrease in average deposits and a 10 basis point decrease in the average rate paid thereon.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest on FHLB advances decreased $39,000 or 6.6% for the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. The decrease was primarily due to an 87 basis point decrease in the rate paid thereon, offset by an increase of $3.5 million in the average balance of advances. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

Interest on bonds payable and other borrowings, a less significant portion of interest expense, decreased by $12,000 or 19.7%, as the average principal amount of other borrowings decreased by $703,000 due to the repayment of the ESOP loan. The average rate paid on bonds payable and other borrowings increased 97 basis points.

Provision for Loan Losses. During the three month periods ended December 31, 1998 and 1997, the Company established provisions for loan losses of $5,000 and $15,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At December 31, 1998, the allowance for loan losses totalled $570,000 or .91% and 81.8% of total loans and total non-performing loans, respectively, as compared to $549,000 or .81% and 48.6%, respectively, at March 31, 1998. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totalled $697,000 and $1,130,000 at December 31, 1998 and March 31, 1998 respectively, which represented 1.1% and 1.7% of the Company's total loans, respectively. The non-performing loans, however, include two Farm Service Agency (FSA) guaranteed loans at December 31, 1998 and three at March 31, 1998, which represent 88.3% and 93.2% of the total non-performing loans at December 31, 1998 and March 31, 1998, respectively. The Company's ratio of non-performing loans to total assets was .46% and .76% at December 31, 1998 and March 31, 1998, respectively.

Other Income. During the three months ended December 31, 1998, other income decreased $57,000 or 77.0%, as compared to the three months ended December 31, 1997. Other income recorded in the prior quarter included a partial settlement of a real estate judgement in the amount of $54,000.

Other Expenses. Total other expenses decreased by $38,000 or 4.9% during the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. The decrease was primarily attributable to a decrease of $49,000 in compensation and employee benefits expense and $5,000 in premises and occupancy costs, offset by a $16,000 increase in other operating expenses. The reduction in compensation expense was primarily due to a $167,000 reduction in ESOP expense, as compared to the prior year's quarter, which included an additional principal payment made to the ESOP loan, an $18,000 decrease in compensation and employee benefits expense, and a $12,000 decrease in the Company's defined benefit plan, Supplemental Employee Retirement Plan (SERP) and Director's Retirement Plan (DRP) costs. This decrease was partially offset by a $148,000 increase in Restricted Stock Plan expense, primarily due to the implementation of the Restricted Stock Plan (RSP). The Company committed to release 6,435 shares of stock in the ESOP in the December 1998 quarter as compared to 18,105 shares in the December 1997 quarter.

Income Tax Expense. The provision for income tax totalled $95,000 for the three months ended December 31, 1998, as compared to $133,000 for the three months ended December 31, 1997. The $38,000 or 28.6% decrease was due to a lower effective rate.

Results of Operations for the Nine Months Ended December 31, 1998 and 1997

Net Income. The Company recorded net income of $472,000 for the nine months ended December 31, 1998, as compared to net income of $685,000 for the nine months ended December 31, 1997. The $213,000 or 31.1% decrease in net income for the nine months ended December 31, 1998 was primarily the result of decreases in net interest income and other income and an increase in compensation and employee benefits expense, partially offset by decreases in provision for income taxes and provision for loan losses. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $137,000 or 4.6% for the nine months ended December 31, 1998, as compared to the nine month period ended December 31, 1997. Although the average balance of interest-earning assets increased $90,000, the average yield earned thereon decreased 37 basis points. The average balance of interest-bearing liabilities decreased by $408,000 with a 26 basis point decrease in the average rate paid thereon.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interest rate spread declined to 1.86% for the nine month period ended December 31, 1998 from 1.97% for the nine month period ended December 31, 1997. The decline in the interest rate spread was primarily the result of purchased one- to four-family mortgages at yields lower than the yields in the existing loan portfolio and a $6.3 million principal reduction in SBA loans with higher yields. The decline is also attributable to a decrease in the yield of investment and mortgage-backed securities and other interest earning assets. Such purchases will have an ongoing effect on the average yield of the Company's loan portfolio.

Interest Income. Interest income decreased $387,000 or 5.1% to $7,245,000 for the nine month period ended December 31, 1998, as compared to $7,632,000 for the nine month period ended December 31, 1997.

Interest on loans receivable increased $122,000 or 3.5% for the nine months ended December 31, 1998, as compared to the nine month period ended December 31, 1997. This increase was primarily the result of a $4.6 million increase in the average balance of loans receivable primarily due to the purchases of one- to four-family, multi-family, farm mortgages, and agricultural and SBA loans, offset by a 27 basis point decrease in the average yield due to the lower interest rates on such loans.

Interest income on mortgage-backed securities decreased $459,000 or 15.2% for the nine months ended December 31, 1998, as compared to the nine months ended December 31, 1997. This decrease was primarily the result of a $6.9 million decrease in the average balance of such securities and a 26 basis point decrease in the average yield earned thereon.

Interest income on investment securities decreased by $90,000 or 9.6% for the nine months ended December 31, 1998, as compared to the nine months ended December 31, 1997. The decrease in interest income on investment securities was primarily due to a decrease in the average yield of 76 basis points, which is the result of the purchase of US Agency securities at lower yields.

Interest income on other interest-earning assets increased by $40,000 or 18.0% for the nine months ended December 31, 1998, as compared to the nine months ended December 31, 1997. The increase was primarily due a $2.2 million increase in the average interest-earning deposits at other financial institutions, offset by a 183 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.82% and 7.19% for the nine month periods ended December 31, 1998 and 1997, respectively.

Interest Expense. Interest expense totalled $4,396,000 for the nine months ended December 31, 1998, as compared to $4,646,000 for the nine months ended December 31, 1997. The $250,000 or 5.4% decrease was primarily due to decreased average balances in certificates of deposit accounts and other borrowings, offset by an increase in FHLB advances. The 26 basis point decrease in the average rate paid on the total average interest-bearing liabilities also contributed to the decrease.

Interest expense on deposits (including escrows) decreased $73,000 or 2.7% for the nine months ended December 31, 1998, as compared to the nine months ended December 31, 1997. The decrease was primarily due to a $1.0 million decrease in the average balance of deposits and a 7 basis point decrease in the average rate paid thereon.

Interest on FHLB advances decreased $137,000 or 7.8% for the nine months ended December 31, 1998, as compared to the nine months ended December 31, 1997. The decrease was primarily due to a 62 basis points decrease in the average rate paid on advances, offset by an increase of 1.2 million in the average balances of advances.

Interest on bonds payable and other borrowings, a less significant portion of interest expense, decreased by $40,000 or 20.5%, as the average principal amount of other borrowings decreased by $633,000, due to the repayment of the ESOP loan. The average rate paid on bonds payable and other borrowings increased by 29 basis points.

Provision for Loan Losses. During the nine month periods ended December 31, 1998 and 1997, the Company established provisions for loan losses of $20,000 and $45,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Other Income. During the nine months ended December 31, 1998, other income decreased $161,000 or 70.9%, as compared to the nine months ended December 31, 1997. Other income recorded in the prior nine months included a partial settlement of a real estate judgement in the amount of $175,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Expenses. Total other expenses increased by $161,000 or 8.4% during the nine months ended December 31, 1998, as compared to the nine months ended December 31, 1997. The increase was primarily attributable to increases of $150,000 in compensation and employee benefits expense, a $16,000 loss on sale of REO property, and $9,000 in professional services rendered, offset by decreases of $6,000 in federal insurance premiums and $8,000 in premises and occupancy costs. The increase in compensation and employee benefits expense was due to the implementation of a restricted stock plan of $330,000 (see Note 7), offset by decreases of $90,000 in the ESOP expense, $41,000 in compensation and employee expenses and $49,000 in defined benefit plan, Supplemental Employee Pension Plan (SERP) and Director's Retirement Plan (DRP) costs. The Company committed to release 18,645 shares of stock in the ESOP in the current period as compared to 24,315 shares in the previous period.

Income Tax Expense. The provision for income tax totalled $335,000 for the nine months ended December 31, 1998, as compared to $556,000 for the nine months ended December 31, 1997. The $221,000 or 39.7% decrease was due to decreased income.

Liquidity and Capital Requirements

The Company's subsidiary bank, First Carnegie Deposit, is subject to various requirements administered by the federal banking agencies. The Bank is required to hold a prescribed amount of statutorily defined liquid assets. The Director of the OTS may, by regulation, vary the amount of the liquidity requirement, but only within pre-established statutory limits. The requirement must be no less than four percent and no greater than ten percent of the Bank's net withdrawable accounts and borrowings payable on demand or with unexpired maturities of one year or less. The minimum required liquidity is currently 4%. The Bank's average liquidity ratio was 118.70% and 77.98%, at December 31, 1998 and March 31, 1998, respectively.

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On December 31, 1998, the Bank was in compliance with its three regulatory capital requirements as follows:

                                              Amount         Percent
                                              ------         -------
                                              (Dollars in thousands)

Tangible capital......................       $23,530           15.68%
Tangible capital requirement..........         2,251            1.50%
                                             -------          ------
Excess over requirement...............       $21,279           14.18%
                                              ======           =====

Core capital..........................       $23,530           15.68%
Core capital requirement..............         4,502            3.00%
                                             -------          ------
Excess over requirement...............       $19,028           12.68%
                                              ======           =====

Risk based capital....................       $24,100           49.76%
Risk based capital requirement........         3,875            8.00%
                                             -------          ------
Excess over requirement...............       $20,225           41.76%
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

At December 31, 1998, the most recent notification from the OTS, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I (leverage), Tier I risk-basked, and total risk-based capital ratios of 5.0%, 6.0%, and 10.0%, respectively. At December 31, 1998, the Bank's Tier I (leverage), Tier I risk-based, and total risk-basked capital ratios amounted to 15.68%, 48.58%, and 49.76%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at March 31, 1998 in the Company's 1998 Annual Report. See "Market Risk & Asset/Liability Management". Management believes there have been no material changes in the Company's market risk since March 31, 1998.

Year 2000 (Y2K) Readiness Disclosure

Rapid and accurate data processing is essential to the Company's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the Y2K as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data.

The following discussion of the implications of the Y2K problem for the Company contains numerous forward looking statements based on inherently uncertain information. The cost of the project is based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Company.

The Company utilizes an in-house computer system, with all software applications being developed and modified internally. The Company first acknowledged and addressed the potential problem associated with the Y2K early in 1990. The Company completed renovation of its in-house data processing system prior to testing in October 1992. The Company has also received vender certification confirming Y2K compliance for its hardware and operating system. With the exception of on-going testing and additional contingency planning, management believes nothing more is required with regard to its in-house system. Management believes that remaining efforts towards Y2K compliance will require minimal expense and, therefore, will not have a material impact on the Company's financial condition or results of operations.

The Company also places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Company. The Company formed a committee to implement an action plan designed to ensure that the Company's computer systems, software applications and other date reliant equipment would function properly after December 31, 1999. This process involved identifying all equipment, software and third party providers deemed critical to the Company's daily operations, and ascertained that these products and product providers are Y2K compliant.

The Company has contacted all other material vendors and suppliers regarding their Y2K readiness. Each of these third parties has delivered written assurance to the Company that Y2K will not be an issue or that the issue will be satisfactorily resolved prior to the end of 1999. Appropriate testing, if possible, and any related contingency plans would be performed in the second and third quarter of 1999. The Company has contacted all significant customers and non-information technology suppliers (i.e. utility systems, telephone systems, etc.) regarding their Y2K state of readiness with significant customers and non-information technology suppliers. Such parties have indicated that they have established Y2K plans and are in various stages of remediation and testing. We are unable to test the Y2K readiness of our significant suppliers of utilities. We are relying on the utility companies' internal testing and representations to provide the required services that drive our data systems. The Company is currently determining what recourse it would have from such parties if they do not resolve the Y2K issues. Furthermore, the Company is reviewing alternative procedures and contingency plans for all mission critical systems in the unlikely event of their failure at the turn of the century.

The Bank has contacted by phone its material commercial mortgage customers. Commercial mortgage customers represent approximately 5% of the Bank's outstanding loans. The Bank reviewed with its customers questions based on Appendix A of Guidance Concerning the Year 2000 Impact on Customers, Federal Financial Institutions Examination Council (FFIEC) Interagency Statement, March 17, 1998. The Bank's Y2K Committee members reviewed the responses to rate the customers' risk levels based on the type of business and the type of loan and collateral. The Bank has received favorable responses from its borrowers. Borrowers have established Y2K plans and are testing software and contacting vendors and suppliers and plan to be ready for Y2K. Any customers with greater than low risk level will receive follow-up attention in the first quarter of calendar 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Approximately 49% of the Bank's loans represent farm and Small Business Administration (SBA) loans that are serviced by others. The Bank cannot contact these customers directly; however it has contacted the agencies servicing these loans. Residential mortgage loan and consumer loan customers, which represent approximately 44% of the Bank's loans, were not contacted as a practical matter. It was deemed to be beyond the scope of our testing parameters because most of these are individuals with adequate collateral on the loans.

Successful and timely completion of the Y2K project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the External Provider, testing plans, and all vendors, suppliers and customer readiness. The most likely worst case scenario is that some areas where the Bank has branch offices located will experience blackouts if utility service companies are unable to provide necessary service to drive our data systems or provide sufficient sanitary conditions to our offices. In the event that this would happen, the Bank would be unable to open the affected branches, and customers would be directed to other branch locations and business would be transacted manually.

The Company concluded that despite the best efforts of management to address its financial exposure to Y2K issues, the vast number of external entities that have direct and indirect business relationships with the Company make it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the operations of the Company.

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.
               -----------------

               The Company was not engaged in any legal proceeding of a material nature at December 31, 1998. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at December 31, 1998 that would have a material effect on the operations or income of the Company.

Item 2.        Changes in Securities.
               ---------------------

               On October 29, 1998, the Bank completed its stock holding company reorganization, whereby the Bank became the wholly owned subsidiary of the Registrant. Skibo Financial Corp. is majority owned by Skibo Bancshares, M.H.C., a federal mutual holding company.

               Pursuant to an agreement and plan of reorganization dated May 14, 1998, shares of Bank common stock were exchanged for shares of common stock of the Registrant on a three-for-two basis. Upon completion of the reorganization, the Registrant had outstanding 3,449,973 shares (absent fractional share cash outs) of common stock.


Item 3.        Defaults Upon Senior Securities.
               -------------------------------

               Not applicable.


Item 4.        Submission of Matters to a Vote of Security-Holders.
               ---------------------------------------------------

               Not applicable.


Item 5.        Other Information.
               -----------------

               Not applicable.


Item 6.        Exhibits and Reports on Form 8-K.
               --------------------------------

               a)   Exhibits

                    Not applicable.

               b)   Reports on Form 8-K

                    On October 30, 1998, the Registrant filed a Current Report on Form 8-K with the SEC announcing the completion of the Bank's stock holding company reorganization, whereby the Bank became the wholly owned subsidiary of the Registrant.

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SKIBO FINANCIAL CORP.

Date: February 16, 1999                By: /s/ Walter G. Kelly
                                           -------------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Walter G. Kelly                        /s/ Carol A. Gilbert
Walter G. Kelly                                Carol A. Gilbert
President and Chief Executive Officer          Chief Financial and Operating Officer and Treasurer
(Duly Authorized Representative)               (Principal Financial and Accounting Officer)

Date: February 16, 1999                    Date: February 16, 1999

                                       18