Form 10KSB40
period 1999-03-31
SKIBO FINANCIAL CORP
filed 1999-06-29
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended March 31, 1999
                          --------------
|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from                 to
                               ---------------    -----------------
SEC File Number:  0-25009

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  United States                                 25-1820465
-----------------------------------------------              -------------------
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

242 East Main Street, Carnegie, Pennsylvania                        15106
-----------------------------------------------              -------------------
    (Address of Principal Executive Offices)                      (Zip Code)

                                 (412) 276-2424
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    "Common Stock", par value $0.10 per share
                    -----------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No
          ---      ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $ 9,777,000

         The registrant's voting stock is traded on the Nasdaq SmallCap Market under the symbol "SKBO." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the trading price of the registrant's "Common Stock" as reported by the Nasdaq SmallCap Market on June 4, 1999, was $7,606,122 ($6.00 per share based on 1,267,687 shares of "Common Stock" outstanding).

         As of June 10, 1999, the registrant had 3,449,974 shares of "Common Stock" outstanding.

         Transitional Small Business Disclosure Format (check one) Yes     No X
                                                                       ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Parts I and II -- Portions of the registrant's 1999 Annual Report to Stockholders.
2. Part III -- Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business
-----------------

The Stock Holding Company and The Bank

         First Carnegie Deposit (the "Bank") was originally chartered in 1924 as Fidelity Building and Loan. In January 1939 the Bank's name changed to First Federal Savings and Loan Association of Carnegie. The name was again changed on December 17, 1996 to First Carnegie Deposit. On April 4, 1997, the Bank reorganized from a mutual savings bank into a federal mutual holding company structure, whereby the Bank exchanged its federal mutual savings bank charter for a federal stock savings bank charter and formed Skibo Bancshares, M.H.C. (the "MHC"), a federally chartered mutual holding company.

         A reorganization into a two-tier holding company structure was accomplished on October 29, 1998 under the Agreement and Plan of Reorganization (the "Reorganization"), which was unanimously adopted by the Board of Directors on May 14, 1998 and approved by the shareholders on July 30, 1998. In the Reorganization, the Bank, the prior reporting company, became a wholly-owned subsidiary of Skibo Financial Corp. (the "Company"), a newly formed stock corporation which is majority owned by the MHC. In the Reorganization, outstanding shares of the Bank Common Stock were converted on a three-for-two basis into shares of the common stock, par value $.10 per share, of the Company ("Company Common Stock"), and the holders of Bank Common Stock became the holders of all of the outstanding shares of Company Common Stock. The Company was incorporated solely for the purpose of becoming a savings and loan holding company and had no prior operating history. The Reorganization had no impact on the operations of the Bank or the Mutual Holding Company. The Bank has continued its operations at the same locations, with the same management, and subject to all the rights, obligations and liabilities of the Bank existing immediately prior to the Reorganization.

         All references in this document to the Company include activities of both Skibo Financial Corp. and First Carnegie Deposit on a consolidated basis unless the context requires otherwise.

         The Company's and Bank's executive offices are located at 242 E. Main Street, Carnegie, Pennsylvania 15106. The telephone number is (412) 276-2424.

The Mutual Holding Company

         The Company is a majority-owned subsidiary of the Mutual Holding Company. Pursuant to OTS regulations governing mutual holding companies, the MHC must at all times own more than 50% of the outstanding voting stock of the Company. As the majority (55%) owner of the Company, the MHC elects directors who oversee the affairs and operations of the Company. The MHC currently does not engage in any business activity other than to hold the majority of Company Common Stock and to invest a small amount of funds retained at the MHC. At March 31, 1999, the MHC's assets consisted of a majority ownership interest in the Company and approximately $102,000 in cash. The MHC had no liabilities at March
31. 1998.

Business Strategy

         The Bank is a community oriented savings association providing mortgage loans and consumer loans. The Company is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to purchase and originate one- to four-family mortgage loans and farm loans and to invest in mortgage-backed and other securities, Small Business Administration ("SBA") and other government agency guaranteed commercial and consumer loans. Because the Company faces strong competition in originating traditional residential mortgage loans, the Company has emphasized other forms of lending, including the purchase of SBA and other government agency guaranteed loans, and commercial real estate loans, including farms.

         The principal sources of funds for the Company's lending and investing activities are deposits, the repayment and maturity of loans, the maturity and call of securities and Federal Home Loan Bank ("FHLB") advances. The principal source of income is interest on loans and mortgage-backed and investment securities and the principal expense is interest paid on deposits and FHLB advances.

Competition

         The Company's market area is saturated with lenders of first mortgage residential real estate loans many of whom have far greater resources than the Company. The Company generally has had difficulty competing with the many mortgage companies, commercial banks, credit unions, and savings associations in the Company's market for these loans. Accordingly, the Company has followed a non-traditional operating strategy by purchasing a large amount of one- to four-family mortgage loans, farm loans and SBA and other government agency guaranteed loans, as well as purchasing mortgage-backed and other securities. The Company intends to continue purchasing loans to supplement reduced loan demands, as needed.

         The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market areas. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Company competes for deposits by offering depositors competitive interest rates and a high level of personal service.

Market Area

         The Company operates three offices. The main office is located in Carnegie, Pennsylvania, adjacent to Pittsburgh, Pennsylvania. The Company's branch offices are located in McKees Rocks, Allegheny County and Washington, Washington County, Pennsylvania. Based on the Company's branch locations and deposit activity, the Company's market area covers portions of both the Pittsburgh and Washington, Pennsylvania metropolitan areas.

         Economic growth in the Company's market areas remains dependent upon the local economy. The deposit and loan activity of the Company is significantly affected by economic conditions in its market areas. The economy in southern Allegheny County consists primarily of the service industries, professionals and some heavy industries, while the economy in northeastern Washington County consists primarily of agricultural and service industries.


Lending Activities
------------------

         General. At March 31, 1999, the Company's net portfolio of loans receivable totalled $65.3 million as compared to $67.9 million at March 31, 1998. Net loans receivable comprised 42.1% of Company total assets and 84.9% of total deposits at March 31, 1999, as compared to 45.8% and 87.9%, respectively, at March 31, 1998. The principal categories of loans in the Company's portfolio are one- to four-family and multi-family residential real estate loans, commercial real estate loans (including farms), government agency guaranteed and/or insured real estate loans and SBA and other government guaranteed consumer and commercial loans. At March 31 1999, net government agency guaranteed or insured loans comprised 41.7% of the Company's net loan portfolio. At March 31, 1999, there were no mortgage loans categorized as held-for-sale.

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

                                                                                      At March 31,
                                                            --------------------------------------------------------
                                                                        1999                          1998
                                                            ----------------------------    ------------------------
                                                                                  (Dollars in thousands)
Type of Loans:
Real Estate:
  One- to four-family...................................        $ 21,839         33.3%        $19,988         29.4%
  Government agency guaranteed and/or insured...........          12,814         19.5          10,968         16.1
  Multi-family..........................................           2,510          3.8           2,535          3.7
  Commercial*...........................................          13,175         20.1          13,177         19.4
Consumer and commercial loans:
  SBA guaranteed........................................          11,083         16.9          18,461         27.1
  Other government agency guaranteed....................           3,076          4.7           2,460          3.6
  Savings account.......................................             350           .5             420           .6
  Other.................................................             757          1.2              80           .1
                                                                  ------       ------         -------       ------
      Total loans.......................................          65,604        100.0%         68,089        100.0%
                                                                                =====                        =====
Add (deduct):...........................................
  Premium/discount......................................             411                          532
  Loans in process......................................            ( 81)                        (134)
  Deferred loan origination fees and costs..............             (50)                         (54)
  Allowance for loan losses.............................            (575)                        (549)
                                                                   -----                      -------
      Loans receivable, net.............................       $  65,309                      $67,884
                                                                  ======                       ======


------------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

         Loan Maturity Table. The following table sets forth the remaining contractual maturities of the Company's loan portfolio at March 31, 1999. The table does not include the effect of future prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $19.7 million and $11.6 million for the years ended March 31, 1999 and 1998, respectively. Adjustable rate loans are shown as maturing based on contractual maturities. Loans on demand are reported as due within three months.

                                    Government
                                      Agency
                        1-4         Guaranteed    Multi-family     SBA and        Other
                       Family         and/or          and           Other        Consumer
                        Real          Insured      Commercial     Government       and
                       Estate       Real Estate   Real Estate*    Guaranteed    Commercial   Total
                       ------       -----------   ------------    ----------    ----------   -----
                                                         (In Thousands)
Amounts Due:
Within 3 months ...   $     12       $   --         $   --         $   --      $    350    $    362
3 months to 1 Year        --                3            162            340        --           505
After 1 year:
  1 to 3 years ....      1,055              6             28          1,369        --         2,458
  3 to 5 years ....        283            222            269          1,765          16       2,555
  5 to 10 years ...      1,629            640          3,154          4,125         684      10,232
  10 to 20 years ..      5,480          4,747          8,656          6,193          57      25,133
  Over 20 years ...     13,380          7,196          3,416            367        --        24,359
                      --------       --------       --------       --------    --------    --------

Total due after one
  year ............     21,827         12,811         15,523         13,819         757      64,737
                      --------       --------       --------       --------    --------    --------
Total amount due ..     21,839         12,814         15,685         14,159       1,107      65,604

Add or (deduct):
Allowance for loan
  losses ..........       (142)           (16)          (391)           (22)         (4)       (575)
Loans in process ..         (1)          --              (80)          --          --           (81)
Deferred loan fees          (7)            (3)           (40)          --          --           (50)
Premium (discount)         142            137            (24)           156        --           411
                      --------       --------       --------       --------    --------    --------
Loans receivable,
  net .............   $ 21,831       $ 12,932       $ 15,150       $ 14,293    $  1,103    $ 65,309
                      ========       ========       ========       ========    ========    ========

         The following table sets forth at March 31, 1999, the dollar amount of all loans contractually due after March 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                     Fixed Rates         Adjustable Rates            Total
                                                     -----------         ----------------            -----
                                                                          (In Thousands)
One- to four-family..............................      $15,652                 $ 6,175               $21,827
Government agency guaranteed and/or
  insured real estate............................       12,161                     650                12,811
Multi-family and commercial real estate*.........       12,354                   3,169                15,523
SBA guaranteed...................................        3,442                   7,592                11,034
Other government guaranteed......................        1,885                     900                 2,785
Other consumer and commercial....................          252                     505                   757
                                                        ------                  ------                ------
  Total..........................................      $45,746                 $18,991               $64,737
                                                        ======                  ======                ======

---------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

         The following table sets forth the Company's total loan originations, purchases and principal repayments for the periods indicated:

                                                         Year Ended March 31,
                                                         --------------------
                                                        1999               1998
                                                        ----               ----
                                                            (In Thousands)
Total gross loans receivable at
   beginning of period.......................          $68,089          $61,797
                                                        ======           ======

Loans originated:
  One- to four-family real estate............              269              632
  Multi-family and commercial real
    estate(1)................................              472            1,051
  Other consumer and commercial..............              766              262
                                                        ------           ------
Total loans originated.......................          $ 1,507          $ 1,945
                                                        ======           ======

Loans purchased:
  One- to four-family real estate............          $ 7,546          $ 6,509
  Guaranteed and/or insured real estate......            3,610              431
  Multi-family and commercial real
    estate(1)................................            2,909            7,773
  SBA guaranteed.............................              294            1,269
  Other government guaranteed ...............            1,121              243
  Other consumer and commercial..............              180               --
                                                       -------          -------
Total loans purchased........................          $15,660          $16,225
                                                        ======           ======

Loan repayments & reclassification:
Loans reclassified as investments(2).........               --              450
Loan principal repayments....................           19,652           11,428
                                                        ------           ------
Net loan activity............................          $(2,485)         $ 6,292
                                                        ======           ======
Total gross loans receivable at
    end of period............................          $65,604          $68,089
                                                        ======           ======


------------------------
(1) Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."
(2) Reclassification of Government National Mortgage Association ("GNMA") Mobile Home Loan "Pools".

         One- to Four-Family Loans. The Company purchases and originates one- to four-family mortgage loans secured by property located in the Company's primary market areas. The Company generally originates owner-occupied one- to four-family mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Company will originate a mortgage loan in an amount up to 90% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is required for the amount in excess of 80% of such value. Furthermore, the Company ordinarily requires an escrow account to guarantee payment of taxes and written certifications concerning occupancy, terms of sale, and the fact that no secondary financing exists. Non-owner-occupied residential mortgage loans are generally originated up to 75% of the lesser of the appraised value or selling price of the property on a fixed rate basis only. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Company's cost of funds.

         The Company currently originates only fixed rate loans which provide for the repayment of principal and interest over a period not to exceed 30 years. Generally, the Company's originated fixed rate one- to four-family real estate loans do not conform to the Federal National Mortgage Corporation ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, and therefore most of the Company's fixed rate one- to four-family loans are not salable in the secondary market. The Company originates and retains such loans for its portfolio to meet community lending needs. All originated loans are serviced by the Company.

         The Company purchases one- to four-family adjustable rate ("ARMs") and fixed rate mortgages. Purchased one- to four-family fixed rate and adjustable rate mortgages are primarily bought from local mortgage banking companies and conform to FHLMC guidelines. Purchased ARMs provide for periodic interest rate adjustments not to exceed plus or minus 2.0% per year with a maximum adjustment over the term of the loan as set forth in the loan agreement of 6.0% above the initial interest rate depending on the terms of the loan. ARMs typically reprice every year, although some adjust every three or five years, and provide for terms of up to 30 years with most loans having terms of between 15 and 30 years. The Company's purchased ARMs are generally indexed to the one- and three-year Constant Maturity Treasuries ("CMT").

         Adjustable rate mortgage loans decrease the risks associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the adjustable rate mortgage loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 1999, $6.2 million of the Company's one- to four-family loan portfolio had adjustable rates of interest.

         On occasion, the Company will buy ARMs with "teaser rates" to increase its one- to four-family portfolio to meet its community lending needs. Teaser rate residential mortgage loans are adjustable rate loans for which the initial interest rate is discounted below the rate calculated based upon the formula used to determine future interest rate adjustments. The interest rate adjusts annually or every three years, depending upon the loan program, based upon a Treasury Bill index. Even if the index remains constant, the interest rate adjusts upward until it is equal to the index value plus the applicable margin used to calculate the interest rate. This can have a positive effect on net interest income during periods of level or declining interest rates. However, interest rate adjustments on these loans are generally limited to 2% per adjustment with a 6% life-of-loan maximum rate increase, measured from the initial teaser interest rate. Therefore, these loans may not fully reflect interest rate changes in a rapid or sustained rising interest rate environment. Because the life-of-loan cap is measured from the initial teaser rate, teaser loans may provide less protection against rising rates than non-discounted ARMs with 6% life-of-loan caps. Furthermore, borrowers who find themselves able to cope with mortgage payments at lower rates may have difficulty paying higher payments which result when the interest rate adjusts upward even though general interest rate conditions remain constant. Because of the initially lower than market rate of interest and the overall limit on increased rates of 6%, these loans do not provide the Company with the typical amount of protection from interest rate risk as non-teaser rate ARMs.

         During the year ended March 31, 1999, the Company purchased $7.5 million of one- to four-family loans, of which $7.1 million were fixed rate mortgages and $361,000 were teaser ARMS with the initial rate of 3.875%.

         Government Agency Guaranteed and/or Insured Real Estate. The Company acquires Farm Service Agency ("FSA") and United States Department of Agriculture ("USDA") commercial loans including farms, Federal Housing Administration ("FHA") and GNMA project loans, and other FHA and Veterans Administration ("VA") loans from approved dealers. During the year ended March 31, 1999, the Company purchased a participating interest totalling $3.6 million in government guaranteed real estate mortgage loans.

         Of the $12.8 million balance of government guaranteed loans at March 31, 1999, FSA and USDA, FHA and GNMA project, FHA, and VA loans amounted to $6.8 million, $4.3 million, $1.2 million and $493,000, respectively.

         FSA and USDA loans are secured by farm real estate located in various parts of the United States. For certain risks associated with farm lending, see "- Agricultural Related Lending." FSA and USDA loans are guaranteed as to interest and 90% of the principal. The Company reduces its risk by purchasing only the guaranteed portions of a FSA or USDA loan.

         Much of the FHA and GNMA project loans held by the Company consist of multi-family housing located throughout the United States. Such loans are guaranteed 100% by the sponsoring government enterprise and can be considered for Community Reinvestment Act ("CRA") credit, provided certain community lending tests are satisfied.

         FHA and VA loans are secured by one- to four-family properties located in the Company's primary market area.

         Multi-family and Commercial Real Estate Loans. The Company has historically originated a limited amount of loans secured by multi-family real estate, including non-owner occupied residential multi-family dwelling units (more than four units). The commercial real estate loans originated by the Company consist primarily of loans secured by small office buildings. A substantial part of the Company's originated commercial and multi-family real estate loans are secured by commercial buildings, apartment complexes and other multi-family residential properties located in the Company's primary market area.

         The Company generally originates commercial and multi-family real estate loans up to 75% of the appraised value of the property securing the loan. The commercial and multi-family real estate loans in the Company's portfolio generally consist of fixed rate loans which were originated at prevailing market rates for terms up to 20 years.

         Beginning in 1996, the Company entered into a participation agreement with PennWest Farm Credit, ACA ("PWFC"). PWFC was a lending institution of the Farm Credit System which was established by Acts of Congress and was subject to the provisions of the Farm Credit Act of 1971, as amended (the "Farm Credit Act"). The Farm Credit System is nationwide and is divided into 7 Districts. Each District is comprised of one or more associations. PWFC was a member-owned cooperative which provided credit and credit-related services to or for the benefit of its eligible borrowers/stockholders for qualified purposes in the counties of Allegheny, Armstrong, Beaver, Bedford, Blair, Butler, Cambria, Centre, Clarion, Clearfield, Crawford, Erie, Fayette, Forest, Greene, Huntingdon, Indiana, Jefferson, Lawrence, Mercer, Somerset, Venango, Warren, Washington, and Westmoreland in the state of Pennsylvania and Brooke, Hancock, Marshall, and Ohio in the state of West Virginia.

         In January 1999, PennWest Farm Credit, ACA consolidated with York Farm, ACA in York, PA and Northeastern Farm Credit, ACA in Lewisburg, PA to become AgChoice Farm Credit, ACA ("AgChoice"). AgChoice is an Agricultural Credit Association in the AgFirst district. Approximately 130 employees provide financial products and services to over 9,500 member/stockholders in fifty-two central and western Pennsylvania counties, as well as four counties in West Virginia.

         Under the agreement with PWFC, which now extends to AgChoice, the Company participates on a 90% basis in secured long-term real estate mortgage loans and short-and intermediate-term loans for agricultural production or operating purposes, some of which are FSA or USDA insured. The Company attempts to participate in loans located in its market area; however, all PWFC participation loans are on properties located in Pennsylvania. See "Agricultural Related Lending" and "Government Agency Guaranteed and/or Insured Real Estate".

         During the year ended March 31, 1999, the Company purchased a participating interest in farm loans totalling $2.9 million, of which $2.2 million were fixed rate and $691,000 were adjustable rate mortgage loans. These loans are included in the Company's commercial real estate portfolio. The ARMs typically reprice every year, although some adjust every 3 to 5 years and some adjust monthly. The Company's ARMs repricing every one to five years are generally indexed to the one- and three-year CMT and the ARMs repricing monthly are generally indexed to Prime.

         Loans secured by commercial (including farms) and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. However, the Company believes that the higher yields and shorter terms compensate the Company for the increased credit risk associated with such loans. Furthermore, in accordance with the Company's classification of assets policy and procedure, the Company requests annual financial statements on major loans secured by commercial and multi-family real estate. At March 31, 1999, the largest multi-family real estate loan totaled $676,000 and consisted of an apartment building, located in Hopewell Township, Beaver County, Pennsylvania. The Company's largest commercial real estate loan totaled $1.2 million at March 31, 1999, and consisted of an office building located in Carnegie, Pennsylvania. See also "Loans to One Borrower."

         Small Business Administration Loans. In 1992, the Company began purchasing loans qualifying for guarantees issued by the United States Small Business Administration, an independent agency of the Federal government. SBA guarantees on such loans currently range from 75% to 80% of the principal and interest balance. SBA loans are generally made to small and medium size businesses. Such loans are secured by first or second mortgages on real estate, and additional collateral such as personal property or other real property. SBA commercial loans consist of, among other things, commercial lines of credit, commercial vehicle loans, and working capital loans and are typically secured by residential or commercial property, receivables or inventory, or some other form of collateral. SBA loans generally have terms ranging from seven to 25 years depending on the use of the proceeds. To qualify for an SBA loan, the borrower must demonstrate the capacity to service the loan exclusive of the collateral and have a history of income and ability to repay the loan from historical earnings and/or reliable projections.

         If a borrower defaults on an SBA loan, the SBA lender or servicer may proceed to pursue its remedies, subject to prior approval by the SBA, and if received, the SBA or the SBA lender or servicer would proceed with the collection of the loan and any losses are shared pro-rated by the SBA and the holder of the unguaranteed portion. However, this generally does not result in the shifting of the loss to the Company as holder of the guaranteed portion. However, if the SBA determines that a loan is in default due to deficiencies in the manner in which the loan application was prepared or due to other underwriting or document deficiencies, the SBA may decline to honor its guarantee on the loan or seek recovery of damages from the SBA lender or servicer.

         The Company purchases only the SBA guaranteed portion of the loan. Because the purchased portion is guaranteed, such loans have lower yields than other types of loans. These loans are generally sold at a premium, primarily due to the SBA's guarantee. The nonguaranteed portion of the loan is retained and serviced by the originator or such other third party. Servicers are required to service all SBA loans in accordance with the SBA's rules and regulations. During the year ended March 31, 1999, the Company purchased $294,000 of SBA loans.

         Agricultural Related Lending. The Company primarily purchases loans to finance the purchase of livestock, farm machinery and equipment, seed, fertilizer and other farm related products. The Company also purchases a 90% interest in agricultural loans from AgChoice (formerly PennWest Farm Credit, ACA). See, "Multi-Family and Commercial Real Estate Loans".

         Agricultural real estate loans are primarily originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first three years, adjusting annually thereafter. In addition, such loans provide for a ten year term based on a 20 year amortization schedule. Adjustable rate agricultural real estate loans provide for a margin over the yields on the corresponding U.S. Treasury Securities. Agricultural real estate loans are generally limited to 75% of the value of the property.

         Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans generally provide for annual payments of principal and interest, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as adjustable rate loans with terms of up to seven years.

         Agricultural related lending affords the Company the opportunity to earn yields higher than those obtainable to one- to four-family residential lending. Nevertheless, agricultural related lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amount. In addition, payments on loans are dependent upon the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by many factors outside the control of the farm borrower, such as weather, government farm policy, international demand for agricultural products and changing consumer preferences.

         Weather presents one of the greatest risks as hail, drought, floods, or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced by the farmer with multi-peril crop insurance which can guarantee set yields to provide certainty of repayment. Unless the circumstances of the borrower merit otherwise, the Company generally does not require its borrowers to procure multi-peril crop or hail insurance. However, recent changes in government support programs generally require that farmers purchase multi-peril crop insurance to be eligible to participate in such programs.

         Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by the farmer with the use of future contracts or options to provide a "floor" below which prices will not fall. The Company does not require the use by borrowers of future contracts or options.

         Another risk is the uncertainty of government support programs and other regulations. Support payments are made with the requirement that a farmer leave idle certain acres of farm land from production. If the support programs were modified or discontinued, the farmer could produce some income from crop growth on the idle acreage, albeit, at an amount presumably lower than the support payments. Some farmers rely on the income, in part, from support programs to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.

         Finally,  many  farmers  are  dependent  upon a  limited  number of key
individuals   upon  whose  injury  or  death  may  result  in  an  inability  to successfully operate the farm.

         Consumer Loans. The Company offers consumer loans in order to provide a wider range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds. In connection with consumer loan applications (excluding savings account loans), the Company verifies the borrower's income and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is considered. Federal savings associations are permitted to make secured and unsecured consumer loans up to 35% of their assets. In addition, savings associations have lending authority above the 35% limitation for certain consumer loans, such as home equity, home improvement, mobile home, and savings account or passbook loans. Consumer loans consist primarily of savings account loans, and, to a much lesser extent, automobile loans.

         In addition, due to the type and nature of the collateral, and, in some cases the absence of collateral, consumer lending generally involves more credit risk compared to one- to four-family residential lending. Consumer lending collections are typically dependent upon the borrower's continuing financial stability, and thus, are more likely to be adversely effected by job loss, divorce, illness, and personal bankruptcy. Generally, collateral for consumer loans depreciates rapidly and often does not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often warrants litigation against the borrower and is usually turned over to a collection agency or law firm which is costly to the Company. The Company attempts to limit its exposure in consumer lending by originating only a small amount of such loans and by focusing on consumer loans secured by deposit accounts.

         Loan Approval Procedures and Authority. Loan originations are generally obtained from existing customers, members of the local community, and referrals from real estate brokers, lawyers, accountants, and current and past customers within the Company's lending area.

         Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income, and credit standing. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. In connection with the loan approval process, the chief lending officer (the President of the Company) analyzes the loan applications and the property, if any, involved. All loans originated or purchased are underwritten and processed at the Company's main office by the chief lending officer, subject to the loan underwriting policies as approved by the Board of Directors. All purchased and originated loans are approved or ratified by the Board of Directors.

         Loan applicants are promptly notified of the decision of the Company by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of the real estate to be mortgaged to the Company, and the notice requirement of insurance coverage to be maintained to protect the Company's interest. The Company requires title insurance on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan. The Company also requires flood insurance, if appropriate, in order to protect the Company's interest in the security property. Mortgage loans originated and purchased by the Company generally include due-on-sale clauses that provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

         Loan Servicing. The Company services the loans it originates. The Company also services a small number of loans for another institution. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard, flood, and mortgage insurance premiums, are maintained in escrow accounts at the Company. The Company does not service any of the loans it purchases as such loans are primarily purchased on a servicing released basis. The Company does, however, monitor the servicers of purchased loans to ensure accurate and timely payments. At March 31, 1999, the Company had $54.2 million of its total loan portfolio serviced by others and $11.4 million were serviced by the Company.

         Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 45 days of the date of issuance. The Company charges no commitment fees or points to lock in rates or to secure commitments. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 45 day limit. At March 31, 1999, the Company had $492,000 and $247,000 of outstanding commitments to fund or purchase fixed rate and adjustable rate loans, respectively.

         Loans to One Borrower. Federal regulations limit loans-to-one borrower or an affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Company. The Company is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At March 31, 1999, the Company was in compliance with applicable loans to one borrower limitations.

         At March 31, 1999, the Company's largest lending relationship was $1.7 million. This relationship consisted of two loans secured by two office buildings located in Carnegie, Pennsylvania. The second largest lending relationship consisted of two loans totalling $769,000 secured by an office building located in Pittsburgh, Pennsylvania and a 36 unit apartment complex located in Hopewell Township, Beaver County, Pennsylvania. The third largest lending relationship consisted of three loans totalling $685,000 secured by farm real estate, equipment and crops located in Eighty Four, Pennsylvania. At March 31, 1999, with the exception of the third largest lending relationship, these loans were performing in accordance with their terms. (See Non-performing Assets.)

Non-Performing and Problem Assets

         Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 30 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the mortgage. If payment is still delinquent after approximately 60 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Late charges are also imposed in accordance with the mortgage. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, the account is turned over to an attorney for collection or foreclosure and the borrower is notified when foreclosure has commenced. At March 31, 1999, loans past due greater than 90 days totalled $818,000 or .53% of total assets.

         Management reviews all delinquent loans on a monthly basis and provides delinquency reports to the President and the Board of Directors. In addition, the Board of Directors performs a quarterly review of all delinquent loans ninety days or more past due. Loans are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal and interest which, in the opinion of management, are not adequately secured to insure the collection of the entire outstanding balance of the loan including accrued interest are placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, accruing loans which are past due 90 days or more as to principal or interest payments, and foreclosed assets. As of the dates indicated, the Company had no loans categorized as troubled debt restructuring. The amounts presented represent the total outstanding principal balance of the related loans, rather than the actual payment amounts which are past due.

                                                             At March 31,
                                                     ---------------------------
                                                        1999              1998
                                                        ----              ----
                                                        (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family........................        $    --            $    --
  Government agency guaranteed and/or
    insured real estate......................            296                296
  Multi-family and commercial*...............             68                 68
Non-mortgage loans:
  SBA and other government
    guaranteed and/or insured................            321                321
  Other consumer and commercial..............             --                 --
                                                          --                ---
Total........................................        $   685            $   685
                                                         ===                ===

Accruing loans which are contractually past
due 90 days or more:
Mortgage loans:
  One- to four-family........................             24                  9
  Government agency guaranteed and/or
    insured real estate......................             --                436
  Multi-family and commercial*...............             --                 --
Non-mortgage loans:
  Other government guaranteed                            109                 --
    and/or insured...........................
  Other consumer and commercial..............             --                 --
                                                       -----                ---
Total........................................         $  133             $  445
                                                       =====             ======
Total non-accrual and accrual loans..........         $  818             $1,130
                                                       =====              =====
Real estate owned............................         $   --             $   11
                                                      ======             ======
Total non-performing assets..................         $  818             $1,141
                                                       =====              =====
Total non-performing loans to
  net loans..................................           1.25%              1.66%
                                                        ====               ====
Total non-performing loans to
  total assets...............................            .53%               .76%
                                                        ====               ====
Total non-performing assets to total assets..            .53%               .77%
                                                        ====               ====

---------------
*    Includes farm real estate loans.

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $65,000 for the year ended March 31, 1999, of which $57,000 was recorded and included in the Company's interest income for the year ended March 31, 1999.

         The Company's three largest non-performing loans are to a single borrower. The three loans had an aggregate outstanding balance of $685,000. Two of these loans, amounting to $618,000, are 90% guaranteed by FSA therefore only 10% is classified. The loans are secured by farm real estate, equipment and crops located in Eighty Four, Pennsylvania. The Company is working with the parties to resolve issues including possible liquidation of certain properties.

         Classified Assets. Federal regulations and the Company's Classification of Assets Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "substandard," "doubtful" or "loss" assets. An asset is considered substandard if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

         When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in amounts deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance equal to 100% of that portion of the asset so classified or to charge off such amount. General loss allowances established to cover possible losses related to assets classified as substandard or doubtful or to cover risks of lending in general may be included as part of an institution's regulatory capital, while specific allowances do not qualify as regulatory capital. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances.

         For financial reporting purposes, the Company follows the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," an amendment of SFAS
114. SFAS 114 addresses the accounting by creditors for impairment of loans by specifying how reserves for credit losses related to certain loans should be measured. SFAS 118 rescinds SFAS 114 rules to permit a creditor to use existing methods for recognizing interest income on impaired loans and eliminated the income recognition provisions of SFAS 114.

         In accordance with its classification of assets policy, the Company regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 1999, the Company had classified $825,000 of loans as substandard and no loans were classified as doubtful, loss, or special mention.

         The largest classified asset consisted of two performing participation loans with an aggregate outstanding balance of $1.5 million, of which $672,000 was held by the Company. The loans are secured by three personal care facilities located in the Company's primary market area. The loans are secured by property with an appraised value of $2.0 million in 1993. Although the loans are performing, they have been classified by the Company due to the general nature of the elderly care business.

         Allowance for Loan Losses. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. Provisions for losses on loans are charged to operations in an amount that results in an allowance for loan losses sufficient, in management's judgment, to cover losses based on management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience of the Company, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. The Board of Director's Classified Asset Committee reviews and approves the loan loss reserve on a quarterly basis.

         The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of its allowance for loan losses is subject to review by the OTS, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OTS after a review of the information available at the time of the OTS examination.

         At March 31, 1999, the Company's allowance for loan losses totalled $575,000 or .88% of net loans receivable and 70.3% of non-performing loans, as compared to $549,000 or .81% of net loans receivable and 48.6% of non-performing loans at March 31, 1998.

         Analysis of Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                             At March 31,
                                         --------------------
                                           1999        1998
                                           ----        ----
                                         (Dollars in Thousands)

Total loans outstanding, net .........   $ 65,309    $ 67,884
                                         ========    ========
Average loans outstanding, net .......   $ 65,591    $ 62,255
                                         ========    ========

Allowance balances (at beginning of
  period) ............................   $    549    $    410

Provision:
  One- to four-family residential ....          9          36
  Multi-family and commercial real
    estate* ..........................         10          22
  Consumer and commercial ............          6           2
Charge-offs:
  One- to four-family residential ....       --          --
  Multi-family and commercial
    real estate* .....................       --          --
  Consumer and commercial ............       --            (1)
Recoveries:
  One- to four-family residential ....       --          --
  Multi-family and commercial
   real estate* ......................       --            80
  Consumer and commercial ............          1        --
                                         --------    --------
Allowance balance (at end of period)..   $    575    $    549
                                         ========    ========
Allowance for loan losses as a percent
  of total loans outstanding .........        .88%        .81%
Net loans charged off as a percent of
  average loans outstanding ..........        --%       .0016%


------------
*    Includes farm real estate loans.

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Company's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                             At March 31,
                                       ---------------------------------------------------------
                                                 1999                         1998
                                       --------------------------     --------------------------

                                                    Percent of                      Percent of
                                                   Loans in Each                  Loans in Each
                                                    Category to                    Category to
                                          Amount    Total Loans        Amount      Total Loans
                                          ------    -----------        ------      -----------
                                                        (Dollars in Thousands)
Loan Type:
  One- to four-family real estate...         $142       33.3%          $133               29.4%
  Government agency guaranteed
    and/or insured real estate......           16       19.5              7               16.1
  Multi-family and commercial
    real estate*....................          391       23.9            390               23.1
  SBA and other guaranteed..........           22       21.6             17               30.7
  Other consumer and commercial ....            4        1.7              2                 .7
                                              ---        ---              -              -----

Total...............................         $575      100.0%          $549              100.0%
                                             ====      =====            ===              =====

----------------
*    Includes farm real estate loans.


         Real Estate Owned. Real estate acquired by the Company as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired, it is recorded at the lower of the cost or fair value at the date of acquisition and any write down resulting therefrom is charged to the allowance for losses on real estate owned. All costs incurred in maintaining the Company's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. At March 31, 1999, the Company had no real estate owned.

Investment Activities of the Company

         Investment Securities. The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Company has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Company's loan origination and other activities. At March 31, 1999, the Company's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, state, county and municipal obligations, mortgage-backed and asset-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments.

         The Company's investment portfolio at March 31, 1999 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies.

         Mortgage-Backed Securities. The Company invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and as a source of liquidity. Mortgage- backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally government sponsored or quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, GNMA, and FNMA.

         Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate), as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment and mortgage-backed securities portfolio, short-term investments, and FHLB stock at the dates indicated. At March 31, 1999, the market value of the Company's investment securities portfolio and mortgage-backed securities portfolio were $24.7 million and $54.6 million, respectively.


                                                     At March 31,
                                              -------------------------
                                                1999              1998
                                                ----              ----
                                                   (In Thousands)

Investment securities held to maturity:
  U.S. Government securities ..............   $  --             $   267
  U.S. Agency securities ..................    22,509            14,431
  Asset-backed securities (1) .............     1,778               723
  State, county and municipal obligations..       356               356
  Other investment securities .............       444              --
                                              -------           -------
   Total investment securities
      held to maturity ....................    25,087            15,777
Interest-bearing deposits .................     1,211             2,748
FHLB stock ................................     2,465             2,307
Mortgage-backed securities held to maturity    54,365            54,315
                                              -------           -------
   Total investments ......................   $83,128           $75,147
                                              =======           =======


---------------
(1) Asset-backed securities consist primarily of FNMA and FHLMC guaranteed REMICs with outstanding balances of $1,778 and $678, at March 31, 1999 and 1998, respectively.

         The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company's investment and mortgage-backed securities portfolio at March 31, 1999.

                                                After One Through    After Five Through
                              Within One Year      Five Years            Ten Years      After Ten Years  Total Investment Securities
                              ---------------      ----------            ---------      ---------------  ---------------------------
                           Carrying   Average   Carrying  Average  Carrying   Average  Carrying   Average Carrying Average  Market
                             Value     Yield     Value     Yield    Value      Yield    Value      Yield   Value    Yield    Value
                            -------   -------   -------   -------  -------    -------  -------    ------- -------  -------  ------
                                         (Dollars in Thousands)

U.S. Agency Obligations....   $ 74      7.08%    $  817     6.72%    $2,340      6.66% $19,278      6.61% $22,509   6.62%  $22,114
State, county and municipal
  obligations..............     --        --         --       --         --        --      356      7.18      356   7.18       375
Asset-backed securities....     --        --         --       --         --        --    1,778      6.86    1,778   6.86     1,772
Mortgage-Backed Securities.     45      8.00         52     7.65      1,279      7.47%  52,989      6.90   54,365   6.91    54,605
Other Investments..........    264      3.15         --       --         90      7.03%      90      6.50      444   4.61       442
                               ---                -----               -----             ------             ------           ------
  Total....................   $383      4.48%    $  869     6.78%    $3,709      6.95% $74,491      6.82% $79,452   6.82%  $79,308
                               ===      ====      =====     ====      =====      ====   ======      ====   ======   ====    ======


Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. The Company also derives funds from the
(1) amortization and prepayment of loans, (2) sales, maturities, and calls of securities, and (3) operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company also borrows funds from the FHLB. See also "- Borrowings."

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market areas through the offering of a selection of deposit instruments including passbook accounts, interest and non-interest checking accounts, money market deposit accounts, and certificate of deposit accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

         The interest rates paid by the Company on deposits are set weekly at the direction of the asset/liability management committee. The Company determines the interest rate to offer the public on new and maturing accounts by reviewing the market interest rates offered by competitors, the Company's need for funds, and the current cost of money. The Company reviews, weekly, the interest rates being offered by other financial institutions within its market areas.

         Deposit Portfolio. Deposits in the Company at March 31, 1999, were represented by various types of deposit programs described below.


                                 Original                           Minimum               Balance at         Percentage of
Category                           Term         Interest Rate(1) Balance Amount         March 31,1999(2)     Total Deposits
--------                           ----         ---------------- --------------         ----------------     --------------

NOW Accounts                     None               1.25%          $      200                 $  3,789              4.93%
Non-Interest Checking            None                -- %                 200                      980              1.27%
Passbook Accounts                None               2.65%                  10                   17,169             22.32%
Money Market Accounts            None               2.40%               1,000                    3,935              5.12%

Certificates of Deposit:

Fixed Term, Fixed Rate           1-3 Months         3.80%               1,000                      129               .17%
Fixed Term, Fixed Rate           4-6 Months         4.35%               1,000                    9,199             11.96%
Fixed Term, Fixed Rate           7-12 Months        4.50%                 500                   12,621             16.41%
Fixed Term, Fixed Rate           13-24 Months       4.75%                 500                    2,615              3.40%
Fixed Term, Fixed Rate           25-36 Months       5.00%                 500                    5,817              7.56%
Fixed Term, Fixed Rate           37-48 Months       5.00%                 500                    1,548              2.01%
Fixed Term, Fixed Rate           49-120 Months      5.40%                 500                    9,818             12.76%
Fixed Term, Variable Rate        18 Months          4.30%                 100                      269               .35%
Jumbo Certificate                Various            Various          $100,000                    9,028             11.74%
                                                                                                ------             -----
                                 Total Deposits                                                $76,917            100.00%
                                                                                                ======            ======




---------------
(1)  Interest rate offerings as of March 31, 1999.
(2)  In thousands.

         The following table sets forth the amounts of certificates of deposit classified by rate at the dates indicated.

                                           As of March 31,
                                  --------------------------------
                                       1999                1998
                                       ----                ----
                                            (In Thousands)

Interest Rate
3.00-3.99%.................       $      249            $      44
4.00-4.99%.................           16,371                  289
5.00-5.99%.................           25,899               37,099
6.00-6.99%.................            4,021                7,807
7.00-7.99%.................            4,278                4,631
8.00-9.99%.................              226                1,430
                                      ------               ------
  Total....................        $  51,044              $51,300
                                      ======               ======



         The   following   table  sets  forth  the  amount  and   maturities  of
certificates of deposit at March 31, 1999.

                                                                                 Amount Due
                             On or before    On or before    On or before          After
                                March 31,       March 31,       March 31,       March 31,
Interest Rate                       2000            2001            2002            2002          Total
-------------                      ------          ------         -------         -------       -------
                                                                   (In Thousands)
3.00-3.99%.................      $    249        $     --        $     --       $      --      $     249
4.00-4.99%.................        15,698             345             328              --         16,371
5.00-5.99%.................        16,456           3,007           1,955           4,481         25,899
6.00-6.99%.................         1,878             763              24           1,356          4,021
7.00-7.99%.................         1,493           1,226              21           1,538          4,278
8.00-9.99%.................           226              --              --              --            226
                                   ------           -----           -----           -----         ------
  Total....................       $36,000          $5,341          $2,328          $7,375        $51,044
                                   ======           =====           =====           =====         ======

         Jumbo Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 1999. The bank has never used brokered deposits.

                                             Jumbo
                                          Certificates
Maturity Period                            of Deposit
---------------                            ----------
                                         (In Thousands)
Within three months................          $ 2,310
Three through six months...........            2,208
Six through twelve months..........            2,658
Over twelve months.................            1,852
                                             -------
                                             $ 9,028
                                             =======



         Savings Deposit Activity. The following table sets forth the savings activities of the Company for the periods indicated:

                                               Year Ended March 31,
                                           -------------------------------
                                             1999                 1998
                                             ----                 ----
                                                  (In Thousands)
Net decrease
  before interest credited...........      $(3,098)             $(13,431)
Interest credited....................        2,789                 2,855
                                             -----               -------
Net decrease in
  savings deposits...................       $( 309)             $(10,576)
                                             =====               =======



Borrowings

         The Company may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Company's stock in the FHLB of Pittsburgh and a portion of the Company's mortgage-backed securities portfolio. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. For the period ended March 31, 1999, the effective annualized cost of borrowings from the FHLB was 5.24%.

         The Company, through a subsidiary, has issued collateralized bonds in the form of collateralized mortgage obligations ("CMOs") classified as borrowings. The bonds are collateralized by specific FHLMC Certificates held by an independent trustee. The Company is also required to establish, as additional collateral, certain reserve funds to pay interest on the bonds to the extent cash is not available. The bonds have a maturity date of April 1, 2010, and pay interest at a fixed rate of 9.65%. At March 31, 1999, the bonds had a principal amount outstanding of $1.3 million and $280,000 of funds and securities had been deposited with the trustee to satisfy the obligations with respect to the reserve fund.

         On April 4, 1997, the Bank, borrowed $828,000 from an independent third party to fund the purchase of 82,800 shares (124,200 shares after the three-for-two exchange of common stock for the Employee Stock Ownership Plan ("ESOP"). The loan had a term of 10 years at a fixed interest rate of

8.50%, with principal and interest payments due annually on December 31st. For the 1999 fiscal year the Bank paid approximately $222,000 ($165,000 principal and $57,000 interest) to the ESOP loan. In December 1998, after the Reorganization was accomplished, the Bank refinanced the remaining ESOP loan balance of approximately $501,000 with the Company.

         For the period ended March 31, 1999, the effective annualized cost of other borrowings was 9.76%.

         The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Company had during the periods indicated.

                                                          During the
                                                      Year Ended March 31,
                                                  ---------------------------
                                                    1999               1998
                                                    ----               ----
                                                         (In thousands)
  Average balance outstanding..................    $ 4,875            $35,130
  Maximum balance at end of any month..........     15,500             40,333
  Balance outstanding end of period............         --             20,000
  Weighted average rate during period..........       5.94%*             5.94%
  Weighted average rate at end of period ......         --               5.90%

----------------
*  Reflects only 8 months, for which short term borrowings were outstanding.


Bank Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At March 31, 1999, the Bank was authorized to invest up to $3.1 million or 2% of its assets. At March 31, 1999, the Bank had two wholly-owned subsidiaries, Fedcar, Inc. ("Fedcar") and Carnegie Federal Funding Corporation, ("CFFC").

         Fedcar is a Pennsylvania corporation organized in 1973. It's current activities consist solely of collecting an immaterial amount of insurance commissions. At March 31, 1999, Fedcar had total assets, liabilities, and equity of $18,000, $0, and $18,000, respectively.

         Carnegie Federal Funding Corporation is a Delaware corporation organized in January 1986 to issue and service the CMOs discussed earlier. See "- Borrowings." At March 31, 1999, the Bank's total investment in CFFC was approximately $400,000. At March 31, 1999, CFFC had total assets, liabilities, and equity of $1.7 million, $1.3 million, and $400,000 respectively.

Personnel

         As of March 31, 1999, the Company had 19 full-time employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

                                   REGULATION

         Set forth below is a brief description of certain laws which relate to the regulation of the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

         As a federally chartered, SAIF-insured savings association, the Company is subject to extensive regulation by the OTS, as its primary regulator, and the FDIC, as the depositor insurer. Lending activities and other investments must comply with federal and state statutory and regulatory requirements. The Company is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         The OTS regularly examines the Company and prepares reports for consideration by the Company's Board of Directors on deficiencies, if any, found in the Company's operations. The Company's relationship with its depositors and borrowers is also regulated by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Company must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company and the Bank, and their operations.

Federal Deposit Insurance Corporation

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks, state savings banks and some federal savings banks, and the SAIF for savings associations, are maintained and administered by the FDIC. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has under certain circumstances, authority to initiate enforcement actions against federally insured savings institutions to safeguard safety and soundness and the deposit insurance fund.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund.

This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended March 31, 1999, approximated $46,000.

Regulation of the Company as a Mid-tier Stock Holding Company

         The Company is a mid-tier stock holding company. Under OTS rules permitting a mutual holding company to establish a subsidiary stock holding company, a mid-tier stock holding company will "stand in the shoes" of the parent mutual holding company, or in certain circumstances, the subsidiary savings association. Thus, the mid-tier stock holding company is generally subject to the same restrictions and limitations that are currently applicable to the mutual holding company and its savings association subsidiary. The Company is therefore subject to the following provisions, among others:

          (i) A mid-tier stock holding company is treated as a multiple savings and loan holding company and not as a unitary savings and loan holding company.

          (ii) A mid-tier stock holding company is subject to the same restrictions as the mutual holding company on pledges of stock of the savings association subsidiary, and the proceeds of any loan secured by the savings association's stock must be infused into the savings association.

          (iii)A mid-tier stock holding company is subject to the same dividend waiver restrictions as those imposed on the savings association; accordingly, in waiving any dividend paid by the mid-tier stock holding company, the mutual holding company is required to follow the same procedures it currently follows in waiving dividends paid by the savings association.

          (iv) A mid-tier  stock  holding   company   is  subject  to  the  same
               restrictions on indemnification and employment contracts as those imposed on the mutual holding company.

          (v) A mid-tier stock holding company is permitted to engage in stock repurchase programs provided the mid-tier stock holding company complies with OTS regulations relating to repurchases by subsidiary savings associations. Absent unusual circumstances, for purposes of the three-year restriction on repurchases, the OTS will generally permit a mid-tier stock holding company to "tack on" or include the period that the shares initially issued by the savings association were outstanding.

Regulatory Capital Requirements

         The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporated an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 1999, the Bank's met each of it capital requirements.


The following table presents the Bank's capital position at March 31, 1999.

                                                                            Capital
                                                                   --------------------------
                         Actual       Required         Excess        Actual         Required
                         Capital       Capital         Amount        Percent        Percent
                         -------       -------         ------        -------        -------

                                                     (Dollars in thousands)


Tangible.............    $23,872        $2,319        $21,553         15.44%          1.50%
Core (Leverage)......    $23,872        $4,637        $19,235         15.44%          3.00%
Risk-based...........    $24,447        $3,912        $20,535         49.99%          8.00%


Prompt Corrective Regulatory Action

         The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less then 4% or a ratio of Core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Dividend and Other Capital Distribution Limitations

         The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank after the conversion, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distributions, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations.
Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution by an institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test

         Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of March 31, 1999, qualified thrift investments of the Bank were approximately 93.09% of its portfolio assets, and therefore in compliance with the OTS requirement.

Transactions With Affiliates

         The Company is subject to certain restrictions on loans to the Mutual Holding Company or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Mutual Holding Company or its non-bank subsidiaries. The Company is subject to certain restrictions on most types of transactions with the Mutual Holding Company or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition, the Company is subject to restrictions on loans to its executive officers, directors and principal stockholders.

Liquidity Requirements

         The Bank is required by Section 6 of the Home Owners' Loan Act (HOLA) to hold a prescribed amount of statutorily defined liquid assets. The Director of the OTS may, by regulation, vary the amount of the liquidity requirement, but only within pre-established statutory limits. The requirement must be no less than four percent and no greater than ten percent of the Bank's net withdrawable accounts and borrowings payable on demand or with unexpired maturities of one year or less. The liquidity requirement for fiscal 1999 is 4% of net withdrawable accounts and short term borrowings. Monetary penalties may be imposed for failure to meet these requirements. The Bank's average liquidity ratio for March 31, 1999 was 129.98%.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At March 31. 1999, the Bank had outstanding advances of approximately $49.3 million from the FHLB of Pittsburgh.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances (borrowings) from the FHLB, whichever is greater. At March 31, 1999, the Bank had $2.5 million in FHLB stock, at cost, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended March 31, 1999, dividends paid by the FHLB of Pittsburgh to the Bank totalled $152,000.

Community Reinvestment

         Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination on April 5, 1999.

Federal Reserve System

         The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS.
At March 31, 1999, the Company was in compliance with these requirements.

         Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System. The Company had no borrowings from the Federal Reserve System at March 31, 1999.

Regulation of the Mutual Holding Company (MHC)

         The MHC is a federal  mutual  holding  company  within  the  meaning of
Section 10(o) of the HOLA, as amended. As such, the MHC is required to register with and be subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the MHC and its non-savings institution subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings institution. Unlike bank holding companies, federal mutual holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.


                                    TAXATION

Federal Taxation

         The Company and its subsidiaries file a consolidated Federal income tax return on a calendar year basis.

         The Company is subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986 ("the Code"). Most corporations are not permitted to make deductible additions to bad debt reserves under the Code. However, savings and loan associations and savings banks such as the Bank, which meet certain tests prescribed by the Code, may benefit from favorable provisions regarding deductions from taxable income for annual additions to their bad debt reserve.

         In August 1996, the Code was revised to equalize the taxation of thrifts and banks. Thrifts, such as the Bank, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may use the experience method, while larger thrifts must use the specific charge off method regarding bad debts. Any additions to tax bad debt reserves added after 1987 will be recaptured and taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not recaptured. An institution must delay recapturing its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Bank. At December 31, 1998, the Bank had approximately $227,000 of post 1987 bad-debt reserves subject to recapture. The Bank met the residential loan test for the tax years ended December 31, 1997 and 1996 and therefore delayed the recapture for two years.

         As a result of the new tax law, the Bank computes its bad debt deduction under the experience method. Under the experience method, the deductible annual addition to the Bank's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current five preceding taxable years bear to the sum of the loans outstanding at the close of those six years, or (b) the lower of (i) the balance of the reserve account at the close of 1987 (the base Year), or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

         The base year reserves, which include the supplemental reserve, are frozen, but not forgotten. The existing bad debt recapture provisions of Section 593(e) of the Code will still be in effect and may trigger recapture of the base year reserves if certain distributions are made. If the Bank distributes cash or property to its shareholder and the distribution is treated as being from its accumulated bad debt reserve, the distribution will cause the Bank to have additional taxable income. A distribution is deemed to have been made from the accumulated bad debt reserve (pre-1988 reserves) to the extent that the distribution is a "non-dividend distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution not described in clause (i) or (ii) above, together with all other such distributions during the taxable year, it exceeds the Bank's current and post-1951 accumulated earnings and profits. The Bank has no current intention of making distributions which would result in recapture of its bad debt reserves for tax purposes.

         Generally, deferred income taxes result from temporary differences in the financial statement carrying amounts of assets and liabilities and their respective tax bases. The principal temporary differences that give rise to the deferred tax asset are the financial statement allowance for loan loss and deferred compensation. The principal temporary differences that give rise to the deferred tax liability are the tax loan loss reserve and tax depreciation in excess book depreciation. Deferred taxes are not required to be provided on the base year bad debt reserves of savings associations and savings banks. At March 31, 1999, approximately $1.5 million in retained earnings represents allocations of income to bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount.

         In addition to the regular federal income tax, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences (referred to as "alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI less an exemption amount is in excess of regular tax. Items that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this item and prior to reduction by net operating losses). Net operating losses can offset no more than 90.0% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

         The Company's federal income tax returns for the last five tax years have not been examined by the Internal Revenue Service.

State Taxation

         The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended to include savings institutions having capital stock. Pursuant to the MTIT, the Bank's tax rate is 11.5%. The MTIT exempts the Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with GAAP with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of an institution's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, can be carried forward three years for MTIT purposes. The Company is subject to the Pennsylvania corporate net income and capital stock taxes.

Item 2.  Description of Property.
--------------------------------

         (a) Properties. Currently, the Company operates from its main office in Carnegie, Pennsylvania and branch offices in McKees Rocks and Washington, Pennsylvania. The Company owns its main office facility as well as its Washington branch office. The current lease for the McKees Rocks branch expires March 25, 2010, with a monthly renewal option thereafter. The total net book value of the Company's investment in premises and equipment at March 31, 1999, was approximately $696,000.

         (b) Investment Policies. See "Item 1. Description of Business" above for a general description of the Company's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Company's investment policies are reviewed and approved by the Board of Directors of the Company, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Company's investments are primarily acquired to produce income.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business -- Lending  Activities,"  "Item 1. Business -- Regulation" and "Item
2. Description of Property. (a) Properties" above.

         (2) Investments in Real Estate Mortgages. See "Item 1. Business -- Lending Activities" and "Item 1. Business -- Regulation."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business -- Lending Activities," "Item 1. Business -- Regulation" and "Item 1. Business -- Bank Subsidiary Activity."

         (c)  Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings
--------------------------

         There are various claims and lawsuits in which the Company is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. In the opinion of management, the resolution of these legal actions are not expected to have a material adverse effect on the Company's results of operations, financial condition or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not Applicable.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the year ended March 31, 1999 (the "Annual Report") is incorporated herein by reference. The Annual Report is included as Exhibit 13 to this Form 10-KSB.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         The  required   information  is  contained  in  the  section  captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                            PAGE
                                                                            ----

Independent Auditors' Report..............................................    12

Consolidated Statements of Financial Condition
  as of March 31, 1999 and 1998...........................................    13

Consolidated Statements of Income and Comprehensive Income
  for the Years Ended March 31, 1999 and 1998.............................    14

Consolidated Statements of Stockholders' Equity for the Years Ended
  March 31, 1999 and 1998.................................................    15

Consolidated Statements of Cash Flows for the Years
  Ended March 31, 1999 and 1998...........................................    16

Notes to Consolidated Financial Statements................................    18


         The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
--------------------------------------------------------------------------------

         The required information is on page 3 of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders filed with the SEC on June 22, 1999 (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The required information is contained under the sections captioned "Compensation of Directors" and "Executive Compensation" on pages 6-8 in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the Section captioned "Voting Securities and Principal Holders Thereof" on pages 1-3 of the Proxy Statement.

         (b) Security Ownership of Management

            Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof", and "Proposal I - Election of Directors" on pages 1-5 of the Proxy Statement.

         (c) Change in Control

            Not Applicable.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Indebtedness of Management and Transactions with Certain Related Parties" on page 9 of the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

          (a).  Exhibits

                3.1    Charter of Skibo Financial Corp.*

                3.2    Bylaws of Skibo Financial Corp.*

                4.     Form of Stock Certificate of Skibo Financial Corp.*

                10.1   Supplemental Executive Retirement Plan

                10.2   Directors' Retirement Plan

                10.3   Form of Employment Agreement

                10.4   1998 Stock Option Plan*

                10.5   1998 Restricted Stock Plan*

                13     Annual Report to Stockholders for Fiscal Year Ended March 31, 1999

                21     Subsidiaries of the Registrant  (See "Item 1 - Description of Business -- Subsidiary
                       Activity.")

                23     Consent of KPMG LLP, Independent Auditor

                27     Financial Data Schedule (in electronic filing only)

         (b.)     Reports on Form 8-K

                       Not Applicable


--------------
* Incorporated by reference to the registrant's Form 10-QSB filed with the SEC on November 16, 1998.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SKIBO FINANCIAL CORP.


Date: June 10, 1999                    By: /s/ Walter G. Kelly
                                           ---------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter G. Kelly                                      /s/ Carol A. Gilbert
--------------------------------------------             ---------------------------------------------------
Walter G. Kelly                                          Carol A. Gilbert
President and Chief Executive Officer                    Chief Financial and Operating Officer and Treasurer
(Duly Authorized Representative)                         (Principal Financial and Accounting Officer)

Date: June 10, 1999                                      Date: June 10, 1999


/s/ John C. Burne                                        /s/ John T. Mendenhall, Jr.
--------------------------------------------             ---------------------------------------------------
John C. Burne                                            John T. Mendenhall, Jr.
Chairman of the Board and Director                       Director

Date: June 10, 1999                                      Date: June 10, 1999


/s/ Layne W. Craig                                        /s/ Alexander J. Senules
--------------------------------------------             ---------------------------------------------------
Layne W. Craig                                            Alexander J. Senules
Director                                                  Vice President and Secretary

Date: June 10, 1999                                       Date: June 10, 1999