Form 10QSB
period 1999-06-30
SKIBO FINANCIAL CORP
filed 1999-08-12
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999
                               -------------

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               --------      -----------

SEC File Number:  000-25009
                  ---------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  United States                                   25-1820465
        ----------------------------------                     ----------------
         (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                      Identification No.)

242 East Main Street, Carnegie, Pennsylvania                           15106
--------------------------------------------                        -----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                              as of August 11, 1999


$0.10 Par Value Common Stock                                  3,449,974 Shares
----------------------------                                --------------------
          Class                                                 Outstanding


         Transitional Small Business Disclosure Format (check one)
                           Yes         No  X
                                 ---      ---

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                           Page



PART I.  FINANCIAL INFORMATION
-------  ---------------------


Item 1.     Financial Statements


  Consolidated Statements of Financial Condition (As of
  June 30, 1999 (unaudited) and March 31, 1999)..............................1

  Consolidated Statements of Income (For the three
  months ended June 30, 1999 and 1998 (unaudited))...........................2

  Consolidated Statement of Stockholders' Equity (For the
  three months ended June 30, 1999 (unaudited)...............................3

  Consolidated Statements of Cash Flows (For the three
  months ended June 30, 1999 and 1998 (unaudited))...........................4

  Notes to Consolidated Financial Statements................. ...............5


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................8



PART 11.  OTHER INFORMATION
--------  -----------------


Item 1.     Legal Proceedings...............................................13
Item 2.     Changes in Securities...........................................13
Item 3.     Defaults Upon Senior Securities.................................13
Item 4.     Submission of Matters to a Vote of Security-Holders.............13
Item 5.     Other Information...............................................13
Item 6.     Exhibits and Reports on Form 8-K................................13


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)



                                                                         June 30,           March 31,
                                                                           1999                1999
                                                                           ----                ----

                    ASSETS                                             (Unaudited)
                    ------
Cash and amounts due from depository institutions                        $     514         $    1,288
Interest-bearing deposits with other institutions                            8,343              1,211
Investment securities:
     Held-to-maturity (market value $23,315 and $24,703)                    24,296             25,087
Mortgage-backed securities:
     Held-to-maturity (market value $52,698 and $54,605)                    53,244             54,365
Loans receivable, net                                                       60,877             65,309
Accrued interest receivable:
     Investment securities                                                     313                400
     Mortgage-backed securities                                                363                382
     Loans receivable                                                          580                726
Federal Home Loan Bank stock, at cost                                        2,465              2,465
Premises and equipment, net                                                    680                695
Prepaid expenses and other assets                                            3,159              3,128
                                                                          --------           --------

        Total Assets                                                     $ 154,834          $ 155,056
                                                                           =======            =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Liabilities:
     Savings deposits                                                    $  76,516         $   76,917
     Federal Home Loan Bank advances                                        49,300             49,300
     Bonds payable                                                           1,299              1,299
     Advances from borrowers for taxes and insurance                           198                143
     Accrued expenses and other liabilities                                  2,187              2,267
                                                                          --------          ---------

        Total Liabilities                                                  129,500            129,926


Stockholders' Equity:
     Preferred stock, 5,000,000 shares authorized; none issued                  --                 --
     Common stock, $0.10 par value; 10,000,000 shares authorized;
        3,449,974 shares issued                                                345                345
     Additional paid-in capital                                              9,753              9,755
     Treasury stock, at cost (7,863 shares at June 30, 1999
         and 5,228 shares at March 31, 1999)(1)                                (82)               (65)
     Unearned employee stock ownership plan (ESOP) shares                     (404)              (458)
     Unearned restricted stock plan (RSP) shares                              (343)              (392)
     Retained earnings, substantially restricted                            16,065             15,945
                                                                           -------            -------

        Total Stockholders' Equity                                          25,334             25,130
                                                                           -------            -------

        Total Liabilities and Stockholders' Equity                       $ 154,834          $ 155,056
                                                                           =======            =======



(1) For reporting purposes, shares held by the Bank for the Bank's RSP are reported as treasury stock.

     See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                For the Three Months Ended June 30, 1999 and 1998

              (Dollar amounts in thousands, except per share data)


                                                                   June 30,           June 30,
                                                                    1999               1998
                                                                    ----               ----
                                                                       (Unaudited)
Interest income:
     Loans receivable                                               $   1,149         $  1,237
     Mortgage-backed securities                                           835              891
     Investment securities                                                404              262
     Other                                                                 98               87
                                                                        -----            -----
            Total interest income                                       2,486            2,477

Interest expense:
     Savings deposits                                                     816              879
     Federal Home Loan Bank advances                                      626              576
     Bonds payable                                                         31               39
     Other borrowings                                                      --               14
                                                                        -----            -----
           Total interest expense                                       1,473            1,508
                                                                        -----            -----

           Net interest income                                          1,013              969

Provision for loan losses                                                   1                3
                                                                        -----            -----
           Net interest income after provision for loan losses          1,012              966
Other income:
     Fees and service charges                                              19               13
     Other                                                                  9                8
                                                                         ----            -----
           Total other income                                              28               21

Other expenses:
     Compensation and employee benefits                                   490              656
     Premises and occupancy costs                                          54               56
     Federal insurance premiums                                            11               12
     Other operating expenses                                              84              107
                                                                          ---              ---
           Total other expenses                                           639              831
                                                                        -----              ---

      Income before income taxes                                          401              156

Provision for income taxes                                                174               60
                                                                          ---               --
           Net income                                                  $  227            $  96
                                                                          ===               ==



Basic earnings per share                                               $  .07           $  .03
Diluted earnings per share                                             $  .07           $  .03

Weighted average shares outstanding - basic                         3,348,686        3,357,244
Weighted average shares outstanding - diluted                       3,348,686        3,357,244






 See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

              For the Three Months Ended June 30, 1999 (unaudited)

              (Dollar amounts in thousands, except per share data)







                                                  Additional                   Unearned      Unearned
                                    Common         Paid-in       Treasury        ESOP          RSP          Retained
                                     Stock         Capital        Stock        Shares        Shares         Earnings       Total
                                  --------------------------------------------------------------------------------------------------

Balance at March 31, 1999             $345          $9,755        $ (65)        $ (458)      $  (392)         $15,945      $25,130

Cash dividends declared net
  ($.075 per share)                     --              --           --             --            --             (107)        (107)

Excess of fair value above cost of
 ESOP shares released or
 committed to be released               --              (2)          --             --            --               --           (2)

Amortization of ESOP liability          --              --           --             54            --               --           54

Amortization of RSP liability           --              --           --             --            49               --           49

Treasury stock purchased,
 at cost (2,635 shares)                 --              --          (17)            --            --               --          (17)

Net income                              --              --           --             --            --              227          227
                                  ------------------------------------------------------------------------------------------------


Balance at June 30, 1999              $345          $9,753        $ (82)        $ (404)      $  (343)         $16,065      $25,334
                                  ================================================================================================







  See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                For the Three Months Ended June 30, 1999 and 1998

                          (Dollar amounts in thousands)

                                                                                                   1999        1998
                                                                                                 --------    --------
                                                                                                     (Unaudited)


Operating activities:
     Net income                                                                                  $    227    $     96
     Adjustments  to  reconcile  net  income to net cash
     (used in)  provided  by operating activities:
           Provision for loan losses                                                                    1           3
           Depreciation                                                                                20          22
           Compensation expense-ESOP and RSP                                                          101         295
           Net amortization of premiums and discounts                                                  71          63
           Decrease (increase) in accrued interest receivable                                         252         (12)
           Increase in prepaid expenses                                                               (31)        (51)
           Increase in accrued interest payable                                                       175         339
           Decrease in accrued income taxes                                                          (110)       (185)
           Other, net                                                                                (155)        (31)
                                                                                                 --------    --------
             Net cash provided by operating activities                                                551         539
                                                                                                 --------    --------

Investing activities:
     Purchases of premises and equipment                                                               (5)        (20)
     Purchases of investment securities held-to maturity                                             (720)     (1,152)
     Purchases of mortgage-backed securities held-to-maturity                                      (4,117)     (1,385)
     Proceeds from maturities/calls and principal repayments of:
       Investment securities held-to-maturity                                                       1,503       1,895
       Mortgage-backed securities held-to-maturity                                                  5,201       4,305
     Loans purchased                                                                                 (547)     (6,046)
     Net principal repayments on loans                                                              4,962       5,401
                                                                                                             --------
       Net cash provided by investing activities                                                 $  6,277    $  2,998
                                                                                                 --------    --------


Financing activities:
     Net decrease in savings deposits                                                                (401)       (604)
     Proceeds from Federal Home Loan Bank advances                                                   --         8,000
     Repayment of Federal Home Loan Bank advances                                                    --       (10,500)
     Net increase in mortgage escrow                                                                   55          84
     Treasury stock purchased                                                                         (17)       --
     Cash dividends paid                                                                             (107)        (71)
                                                                                                 --------    --------
      Net cash used in financing activities                                                          (470)     (3,091)
                                                                                                 --------    --------

Net increase in cash and cash equivalents                                                           6,358         446
Cash and cash equivalents, beginning of period                                                      2,499       3,271
                                                                                                 --------    --------
Cash and cash equivalents, end of period                                                         $  8,857    $  3,717
                                                                                                 ========    ========
Supplemental  disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                                                                  $  1,298    $  1,170
                                                                                                 ========    ========

       Income taxes                                                                              $    330    $    245
                                                                                                 ========    ========




               See accompanying notes to consolidated financial statements.

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

NOTE 2 -  Basis of Presentation and Principles of Consolidation
          ------------------------------------------------------

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

The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending March 31, 2000 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1999.

NOTE 3 -  Reclassification of Prior Period's Statements
          ---------------------------------------------

Certain amounts reported in the prior period's consolidated financial statements have been reclassified to conform with the current period's reporting format. The number of shares and related earnings per share have been restated to reflect the Company's reorganized structure and three-for-two exchange of stock in fiscal year 1999.

NOTE 4 -  Dividends on Common Stock
          -------------------------

On June 10, 1999, the Board of Directors of the Company declared a $0.075 per share cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of June 30, 1999. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the remaining outstanding shares were paid on July 15, 1999. There can be no assurance that the Office of Thrift Supervision ("OTS") will permit future dividend waivers, or of the terms of such permitted waivers. Furthermore, any waiver of dividends by the M.H.C. may result in an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have the effect of diluting the minority stockholders of the Company.

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

The computation of basic and diluted earnings per share is shown in the table below:


                                                        Three Months Ended
                                                    -------------------------

                                                     June 30,       June 30,
                                                      1999           1998
                                                      ----           ----


Basic EPS computation:
 Numerator-Net Income                            $    227,000   $     96,000
 Denominator-Wt Avg common shares outstanding       3,348,686      3,357,244
Basic EPS                                        $        .07   $        .03
                                                  ===========      =========

Diluted EPS computation:
 Numerator-Net Income                            $    227,000   $     96,000
                                                    =========      =========
 Denominator-Wt Avg common shares outstanding       3,348,686      3,357,244
 Dilutive Stock Options                                    --             --
 Dilutive Unvested RSP                                     --             --
                                                  -----------    -----------
 Weighted avg common shares and common stock
   equivalents                                      3,348,686      3,357,244
Diluted EPS                                      $        .07   $        .03
                                                  ===========    ===========



For the quarter ended June 30, 1999, 30,946 RSP shares and 155,246 Option shares were excluded from the diluted EPS computation due to their anti-dilutive effect. Shares outstanding for the three months ended June 30, 1999 and 1998 do not include ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans". Unallocated ESOP shares amounted to 60,585 and 90,675 at June 30, 1999 and 1998, respectively.

NOTE 6 -  Comprehensive Income
          --------------------

For the three months ended June 30, 1999 and 1998, the Company's total comprehensive income was $227,000 and $96,000, respectively. Total comprehensive income is comprised of net income and other comprehensive income. For both three month periods, there was no other comprehensive income.

NOTE 7 -  Recent Accounting, Regulatory and Other Matters
          -----------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 also permits certain reclassification of securities among the available for sale and held to maturity classifications. This statement was originally intended to be effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. However, in June, 1999, FASB issued SFAS No. 137 which delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company anticipates, based on current activities, that the adoption of SFAS No. 133 will not have an effect on its financial position or results of operations.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for such securities by a nonmortgage banking enterprise. This statement was effective for the first quarter beginning January 1, 1999, and has no impact on the Company's financial position or results of operations as the Company does not currently securitize mortgage loans.

NOTE 8 -  Income Taxes
          ------------

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

Changes in Financial Condition

The Company's total assets of $154,834,000 at June 30, 1999, are reflective of a decrease of $222,000 or 0.1% as compared to $155,056,000 at March 31, 1999. The decrease in total assets was primarily due to decreases in cash, investment and mortgage-backed securities, loans receivable, premises and equipment and accrued interest, partially offset by increases in interest-bearing deposits with other institutions and prepaid expenses.

The decrease in the Company's liabilities was primarily due to decreases in savings deposits and accrued expenses, offset by an increase in advances from borrowers for taxes and insurance. Changes in the components of assets, liabilities and equity are discussed herein.

Loans Receivable, net. Net loans receivable at June 30, 1999 totalled $60,877,000, a decrease of $4,432,000 or 6.8%, as compared to $65,309,000 at
March 31, 1999. The decrease was primarily due to principal repayments totalling $5.0 million, partially offset by the origination of $24,000 one- to four-family and $58,000 consumer loans, and purchases of $247,000 farm mortgages and $301,000 Small Business Administration (SBA) loans. The Company continued to experience refinancings in its mortgage portfolio due to low market rates of interest and continued competition.

Mortgage-backed Securities. Mortgage-backed securities were $53,244,000 at June 30, 1999, a decrease of $1,121,000 or 2.1%, as compared to $54,365,000 at March
31, 1999. The decrease was due to principal repayments and maturities totalling $5.2 million, partially offset by purchases of $4.1 million.

Investment Securities. Investment securities totalled $24,296,000 at June 30, 1999, a decrease of $791,000 or 3.2%, as compared to $25,087,000 at March 31, 1999. The decrease was primarily due to proceeds received from maturities, calls and payments totalling $1.5 million, offset by purchases of $720,000 of U.S. Agency securities.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totalled $8,857,000, an increase of $6,358,000 or 254.4% from the prior quarter. This increase was primarily due to increased interest-bearing deposits maintained at the Federal Home Loan Bank ("FHLB") in anticipation of utilizing these funds for repayment of FHLB advances and purchases of loans and investments in the event of a higher interest rate environment.

Deposits. Total deposits, after interest credited, decreased by $401,000 or 0.5% to $76,516,000 at June 30, 1999, as compared to $76,917,000 at March 31, 1999.
The decrease was primarily due to decreases in certificates of deposit and Money Market accounts, partially offset by an increase in passbook and NOW accounts.

FHLB Advances. FHLB advances totalled $49,300,000 at both June 30, and March 31, 1999. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totalled $25,334,000 at June 30, 1999, as compared to $25,130,000 at March 31, 1999. The increase of $204,000 or 0.8% was primarily due to earnings for the three months ended June 30, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 1999 and 1998

Net Income. The Company recorded net income of $227,000 for the three months ended June 30, 1999, as compared to net income of $96,000 for the three months ended June 30, 1998. The $131,000 or 136.5% increase in net income for the three months ended June 30, 1999 was primarily the result of a reduction in employee benefits expense. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $44,000 or 4.5% for the three months ended June 30, 1999, as compared to the three month period ended June 30, 1998. Although the average balance of interest-earning assets increased $5.9 million or 4.1%, the average yield earned thereon decreased 24 basis points. The average balance of interest-bearing liabilities increased by $6.3 million or 5.2%, offset somewhat by a 35 basis point decrease in the average rate paid thereon.

The interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, increased to 2.00% for the three month period ended June 30, 1999 from 1.89% for the three month period ended June 30, 1998. The increase in the interest rate spread was primarily the result of FHLB advances at lower rates and a decrease in the rates paid on certificates of deposit, due to the maturity of higher yielding long term certificates of deposit.

Interest Income. Interest income increased $9,000 or 0.4% to $2,486,000 for the three month period ended June 30, 1999, as compared to $2,477,000 for the three month period ended June 30, 1998.

Interest on loans receivable decreased $88,000 or 7.1% for the three months ended June 30, 1999, as compared to the three month period ended June 30, 1998. This decrease was primarily the result of a $6.9 million decrease in the average balance of loans receivable, offset by a 23 basis point increase in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $56,000 or 6.3% for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. This decrease was primarily the result of a 55 basis point decrease in the average yield earned thereon, offset by a $1.1 million increase in the average balance of such securities.

Interest income on investment securities increased by $142,000 or 54.2% for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The increase in interest income on investment securities was primarily due to an increase of $9.5 million in the average balance of such securities, offset by a decrease in the average yield of 37 basis points.

Interest income on other interest-earning assets increased by $11,000 or 12.6% for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The increase was primarily due a $2.3 million increase in the average interest-earning assets at the FHLB, offset by a 95 basis point decrease in the average yield earned thereon.

The average yield on the average  balance of  interest-earning  assets was 6.66%
and  6.90%  for  the  three  month   periods  ended  June  30,  1999  and  1998,
respectively.

Interest Expense. Interest expense totalled $1,473,000 for the three months ended June 30, 1999, as compared to $1,508,000 for the three months ended June 30, 1998. The $35,000 or 2.3% decrease was primarily due to decreased average balances in certificates of deposit, passbook savings, money market, and escrow accounts and bonds payable and other borrowings, offset by increases in FHLB advances and NOW accounts. The 35 basis point decrease in the average rate paid on the total average interest-bearing liabilities also contributed to the decrease.

Interest expense on deposits (including escrows) decreased $63,000 or 7.2% for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The decrease was primarily due to a 34 basis point decrease in the average rate paid on deposits and escrows, offset by an increase of $125,000 in the average balance of such deposits.

Interest on FHLB advances increased $50,000 or 8.7% for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The increase was primarily due to an increase of $7.2 million in the average balance of advances, offset by a 39 basis point decrease in the rate paid thereon. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest on bonds payable and other borrowings, a less significant portion of interest expense, decreased by $22,000 or 41.5%, as the average principal amount of other borrowings decreased by $985,000. The average rate paid on bonds payable and other borrowings increased 27 basis points.

Provision for Loan Losses. During the three month periods ended June 30, 1999 and 1998, the Company established provisions for loan losses of $1,000 and $3,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At June 30, 1999, the allowance for loan losses totalled $577,000 or .94% and 164.9% of total loans and total non-performing loans, respectively, as compared to $575,000 or .88% and 70.3%, respectively, at March 31, 1999. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totalled $350,000 and $818,000 at June 30, 1999 and March 31, 1999 respectively, which represented 0.6% and 1.3% of the Company's total loans, respectively. The non-performing loans, however, include one Farm Service Agency
(FSA) guaranteed loan at June 30, 1999 and two at March 31, 1999, which represent 91.7% and 75.4% of the total non-performing loans at June 30, 1999 and March 31, 1999, respectively. The Company's ratio of non-performing loans to total assets was .23% and .53% at June 30, 1999 and March 31, 1999, respectively.

Other Income. During the three months ended June 30, 1999, other income increased $7,000 or 33.3%, as compared to the three months ended June 30, 1998, primarily due to increased loan fees.

Other Expenses. Total other expenses decreased by $192,000 or 23.1% during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The decrease was primarily attributable to a decrease of $166,000 in compensation and employee benefits expense. The reduction in compensation expense was due to a $207,000 reduction in RSP expense, as compared to the prior year's quarter, which reflected the implementation of the restricted stock plan, including the immediate vesting of a portion of such awards, offset by a $6,000 increase in compensation and employee benefits expense, a $11,000 increase in ESOP expense, and a $24,000 increase in the Company's defined benefit plan, Supplemental Employee Retirement Plan (SERP) and Director's Retirement Plan
(DRP) costs.

Income Tax Expense. The provision for income tax totalled $174,000 for the three months ended June 30, 1999, as compared to $60,000 for the three months ended June 30, 1998. The $114,000 or 190.0% increase was due to increased income.

Liquidity and Capital Requirements

The Company's subsidiary bank, First Carnegie Deposit, is subject to various requirements administered by the federal banking agencies. The Bank is required by Section 6 of the Home Owners' Loan Act ("HOLA") to hold a prescribed amount of statutorily defined liquid assets. The Director of the OTS may, by regulation, vary the amount of the liquidity requirement, but only within pre-established statutory limits. The requirement must be no less than four percent and no greater than ten percent of the Bank's net withdrawable accounts and borrowings payable on demand or with unexpired maturities of one year or less. The minimum required liquidity is currently 4%. The Bank's average liquidity ratio was 113.13% and 129.98%, at June 30, 1999 and March 31, 1999, respectively.

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On June 30, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:
                                                    Amount           Percent
                                                    ------           -------
                                                    (Dollars in thousands)

Tangible capital..............................      $24,207           15.68%
Tangible capital requirement..................        2,316            1.50%
                                                    -------          ------
Excess over requirement.......................      $21,891           14.18%
                                                     ======           =====

Core capital..................................      $24,207           15.68%
Core capital requirement......................        4,631            3.00%
                                                    -------          ------
Excess over requirement.......................      $19,576           12.68%
                                                     ======           =====

Risk based capital............................      $24,783           52.32%
Risk based capital requirement................        3,789            8.00%
                                                    -------          ------
Excess over requirement.......................      $20,994           44.32%
                                                    ======           =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At June 30, 1999, the most recent notification from the OTS, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I (leverage), Tier I risk-basked, and total risk-based capital ratios of 5.0%, 6.0%, and 10.0%, respectively. At June 30, 1999, the Bank's Tier I (leverage), Tier I risk-based, and total risk-basked capital ratios amounted to 15.68%, 51.10%, and 52.32%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at March 31, 1999 in the Company's 1999 Annual Report. See "Market Risk & Asset/Liability Management". Management believes there have been no material changes in the Company's market risk since March 31, 1999.

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

The Company formed a committee to implement an action plan designed to ensure that the Company's computer systems, software applications and other date reliant equipment would function properly after December 31, 1999. This process involved identifying all equipment, software and third party providers deemed critical to the Company's daily operations, and ascertained that these products and product providers are Y2K compliant. The Company places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Company has been assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Company. The Company has completed testing with the Federal Reserve Bank of Cleveland. The Federal Reserve Bank of Cleveland has been deemed critical by the Company in its daily operations.

The Company has contacted all material vendors and suppliers regarding their Y2K readiness. Each of these third parties has delivered written assurance to the Company that Y2K will not be an issue or that the issue will be satisfactorily resolved prior to the end of 1999. Appropriate testing, if possible, and any related contingency plans were performed in the second quarter and will be performed in the third quarter of fiscal 1999. The Company has contacted all significant customers and non-information technology suppliers (i.e. utility systems, telephone systems, etc.) regarding their Y2K state of readiness. Such parties have indicated that they have established Y2K plans and are in various stages of remediation and testing. We are unable to test the Y2K readiness of our significant suppliers of utilities. We are relying on the utility companies' internal testing and representations to provide the required services that drive our data systems. The Company is determining what recourse it would have from such parties if they do not resolve the Y2K issues. Furthermore, the Company is reviewing alternative procedures and contingency plans for all mission critical systems in the unlikely event of their failure at the turn of the century.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Approximately 82.4% of the Company's loans are serviced by banks and bank subsidiaries, mortgage corporations and loan servicing companies. The majority of the loan servicing is provided by five major servicing companies. The Company cannot contact these customers directly; however, it has contacted the agencies servicing these loans. Approximately 68.7% of loans the Company services are residential mortgage loans and consumer loans. The Company did not contact these customers because it was deemed to be beyond the scope of the testing parameters in that the collateral for these loans would not be affected. The Company has contacted by phone its material commercial mortgage customers. Commercial mortgage and non-mortgage customers represent approximately 31.3% of the loans serviced by the Company. The Company reviewed with its customers questions based on Appendix A of Guidance Concerning the Year 2000 Impact on Customers, Federal Financial Institutions Examination Council (FFIEC) Interagency Statement, March 17, 1998. The Company's Y2K Committee members reviewed the responses to rate the customers' risk levels based on the type of business and the type of loan and collateral. The Company has received favorable responses from its borrowers. Borrowers have established Y2K plans and are testing software and contacting vendors and suppliers and plan to be ready for Y2K. Any customers with greater than low risk level will receive follow-up attention. The Company has made savings customers aware of Y2K issues through the use of account statement inserts in October 1998 and May 1999.

Successful and timely completion of the Y2K project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the testing plans, and all vendors, suppliers and customer readiness. The most likely worst case scenario is that some areas where the Company has branch offices located will experience blackouts if utility service companies are unable to provide necessary service to drive our data systems or provide sufficient sanitary conditions to our offices. In the event that this would happen, the Company would be unable to open the affected branches, and customers would be directed to other branch locations and business would be transacted manually.

The Company concluded that despite the best efforts of management to address its financial exposure to Y2K issues, the vast number of external entities that have direct and indirect business relationships with the Company make it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the operations of the Company.

                           PART II - OTHER INFORMATION




Item 1.   Legal Proceedings.
          ------------------
          The Company was not engaged in any legal proceeding of a material nature at June 30, 1999. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 1999 that would have a material effect on the operations or income of the Company.


Item 2.   Changes in Securities.
          ----------------------
          Not applicable.


Item 3.   Defaults Upon Senior Securities.
          --------------------------------
          Not applicable.


Item 4.   Submission of Matters to a Vote of Security-Holders.
          ----------------------------------------------------
          Not applicable.


Item 5.   Other Information.
          ------------------
          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          a)        Exhibits

                    2.0  Agreement and Plan of Reorganization *

                    3.1  Charter of Skibo Financial Corp. *

                    3.2  Bylaws of Skibo Financial Corp. *

                    4.0  Form of Stock Certificate of Skibo Financial Corp. *

                    10.1 Supplemental Executive Retirement Plan **

                    10.2 Directors' Retirement Plan **

                    10.3 Form of Employment Agreement **

                    10.4 1998 Stock Option Plan *

                    10.5 1998 Restricted Stock Plan *

                    11.0 Earnings Per Share Calculation (see note 5 to the Notes to the Unaudited Consolidated Financial Statements in this Form 10-QSB)

                    27   Financial Data Schedule (in electronic filing only)


          b)        Reports on Form 8-K

                    Not  applicable.

* Incorporated by reference to the registrant's Form 10-QSB filed with the SEC on November 16, 1998.

** Incorporated by reference to the registrant's Form 10-KSB filed with the SEC on June 25, 1999.

                                   SIGNATURES


          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SKIBO FINANCIAL CORP.


Date: August 12, 1999                By:/s/Walter G. Kelly
                                        ---------------------------------------
                                        Walter G. Kelly
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Walter G. Kelly                      /s/Carol A. Gilbert
-------------------------------------   ---------------------------------------
Walter G. Kelly                         Carol A. Gilbert
President and Chief Executive Officer   Chief Financial and Operating Officer
(Duly Authorized Representative)        and Treasurer (Principal Financial and
                                        Accounting Officer)


Date: August 12, 1999                        Date: August 12, 1999