Form 10QSB
period 1999-09-30
SKIBO FINANCIAL CORP
filed 1999-11-12
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:   000-25009
                   ---------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    United States                           25-1820465
---------------------------------------------          -------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

242 East Main Street, Carnegie, Pennsylvania                   15106
--------------------------------------------                   -----
  (Address of principal executive offices)                  (Zip Code)

                                 (412) 276-2424
             -----------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of November 5, 1999


$0.10 Par Value Common Stock                          3,411,206 Shares
----------------------------                        --------------------
           Class                                        Outstanding

            Transitional Small Business Disclosure Format (check one)
                                 Yes      No  X
                                     ---     ---

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----



PART I.             FINANCIAL INFORMATION


Item 1.    Financial Statements


             Consolidated Statements of Financial Condition (As of
             September 30, 1999 (unaudited) and March 31, 1999)................1

             Consolidated Statements of Income (For the three and
             six months ended September 30, 1999 and 1998 (unaudited)).........2

             Consolidated Statement of Stockholders' Equity (For the
             six months ended September 30, 1999 (unaudited)...................3

             Consolidated  Statements  of Cash  Flows  (For the six  months ended September 30, 1999 and 1998 (unaudited))....................4

             Notes to Consolidated Financial Statements........................5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................7



PART II.    OTHER INFORMATION


Item 1.    Legal Proceedings..................................................13
Item 2.    Changes in Securities..............................................13
Item 3.    Defaults Upon Senior Securities....................................13
Item 4.    Submission of Matters to a Vote of Security-Holders................13
Item 5.    Other Information..................................................13
Item 6.    Exhibits and Reports on Form 8-K...................................13


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)


                                                               September 30,   March 31,
                                                                   1999          1999
                                                                   ----          ----
                     ASSETS                                     (Unaudited)

Cash and amounts due from depository institutions                $     553    $   1,288
Interest-bearing deposits with other institutions                      473        1,211
Investment securities:
         Held-to-maturity (market value $24,866 and $24,703)        26,177       25,087
Mortgage-backed securities:
         Held-to-maturity (market value $58,706 and $54,605)        59,362       54,365
Loans receivable, net                                               60,084       65,309
Accrued interest receivable:
         Investment securities                                         424          400
         Mortgage-backed securities                                    402          382
         Loans receivable                                              546          726
Federal Home Loan Bank stock, at cost                                2,520        2,465
Premises and equipment, net                                            664          695
Prepaid expenses and other assets                                    3,457        3,128
                                                                 ---------    ---------

                  Total Assets                                   $ 154,662    $ 155,056
                                                                 =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Savings deposits                                        $  76,358    $  76,917
         Federal Home Loan Bank advances                            50,300       49,300
         Bonds payable                                                --          1,299
         Advances from borrowers for taxes and insurance                53          143
         Accrued expenses and other liabilities                      2,356        2,267
                                                                 ---------    ---------

                  Total Liabilities                                129,067      129,926


Stockholders' Equity:
Preferred stock, 5,000,000 shares authorized; none issued             --           --
Common stock, $0.10 par value; 10,000,000 shares authorized;
  3,449,974 shares issued                                              345          345
Additional paid-in capital                                           9,750        9,755
Treasury stock, at cost (7,863 shares at September 30, 1999
   and 5,228 shares at March 31, 1999)(1)                              (82)         (65)
Unearned employee stock ownership plan (ESOP) shares                  (367)        (458)
Unearned restricted stock plan (RSP) shares                           (295)        (392)
Retained earnings, substantially restricted                         16,244       15,945
                                                                 ---------    ---------

                  Total Stockholders' Equity                        25,595       25,130
                                                                 ---------    ---------

                  Total Liabilities and Stockholders' Equity     $ 154,662    $ 155,056
                                                                 =========    =========

(1) For reporting purposes, shares held by the Bank for the Bank's RSP are included in treasury stock.


See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

         For the Three and Six Months Ended September 30, 1999 and 1998

              (Dollar amounts in thousands, except per share data)


                                                                   Three Months Ended         Six Months Ended
                                                                     September 30,              September 30,
                                                                   1999          1998        1999         1998
                                                                   ----          ----        ----         ----
                                                                      (unaudited)                (unaudited)
Interest income:
         Loans receivable                                      $    1,081   $    1,198   $    2,230   $    2,435
         Mortgage-backed securities                                   899          833        1,734        1,724
         Investment securities                                        431          255          835          517
         Other                                                        105           82          203          169
                                                               ----------   ----------   ----------   ----------
                Total interest income                               2,516        2,368        5,002        4,845

Interest expense:
         Savings deposits                                             817          872        1,633        1,751
         Federal Home Loan Bank advances                              636          501        1,262        1,077
         Bonds payable                                                 32           39           63           78
Other borrowings                                                     --             14         --             28
                                                               ----------   ----------   ----------   ----------
                Total interest expense                              1,485        1,426        2,958        2,934
                                                               ----------   ----------   ----------   ----------

                Net interest income                                 1,031          942        2,044        1,911

Provision for loan losses                                               1           12            2           15
                                                               ----------   ----------   ----------   ----------
                Net interest income after
                  provision for loan losses                         1,030          930        2,042        1,896
Other income:
         Fees and service charges                                      11           12           30           25
         Other                                                         10           14           19           22
                                                               ----------   ----------   ----------   ----------
                Total other income                                     21           26           49           47

Other expenses:
         Compensation and employee benefits                           460          377          950        1,033
         Premises and occupancy costs                                  56           55          110          111
         Federal insurance premiums                                    11           12           22           24
         Other operating expenses                                      97           81          181          188
                                                               ----------   ----------   ----------   ----------
                Total other expenses                                  624          525        1,263        1,356
                                                               ----------   ----------   ----------   ----------

                Income before income taxes                            427          431          828          587

Provision for income taxes                                            141          180          315          240
                                                               ----------   ----------   ----------   ----------
                Net income                                     $      286   $      251   $      513   $      347
                                                               ==========   ==========   ==========   ==========



Basic earnings per share                                       $      .08   $      .07   $      .15   $      .10
Diluted earnings per share                                     $      .08   $      .07   $      .15   $      .10

Weighted average shares outstanding - Basic                     3,354,208    3,362,294    3,351,462    3,359,783
Weighted average shares outstanding - Diluted                   3,354,208    3,362,294    3,351,462    3,359,783



See accompanying notes to consolidated financial statements

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

             For the Six Months Ended September 30, 1999 (unaudited)

              (Dollar amounts in thousands, except per share data)


                                               Additional              Unearned     Unearned
                                     Common      Paid-in   Treasury      ESOP        RSP       Retained
                                     Stock       Capital    Stock       Shares      Shares     Earnings     Total
                                    ---------------------------------------------------------------------------------

Balance at March 31, 1999            $    345   $  9,755   $    (65)   $   (458)   $   (392)   $ 15,945    $ 25,130

Cash dividends declared net
  ($.15 per share)                       --         --         --          --          --          (214)       (214)

Excess of fair value above cost of
 ESOP shares released
 or committed to be released             --           (5)      --          --          --          --            (5)

Amortization of ESOP liability           --         --         --            91        --          --            91

Amortization of RSP liability            --         --         --          --            97        --            97

Treasury stock purchased,
 at cost (2,635 shares)                  --         --          (17)       --          --          --           (17)

Net income                               --         --         --          --          --           513         513
                                    ---------------------------------------------------------------------------------

Balance at September 30, 1999        $    345   $  9,750   $    (82)   $   (367)   $   (295)   $ 16,244    $ 25,595
                                    =================================================================================


See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Six Months Ended September 30, 1999 and 1998

                          (Dollar amounts in thousands)

                                                                                                         1999        1998
                                                                                                         ----        ----
                                                                                                     (unaudited)
Operating activities:
         Net income                                                                                    $    513    $    347
         Adjustments to reconcile net income to net cash
           (used in) provided by operating activities:
                           Provision for loan losses                                                          2          15
                           Depreciation                                                                      40          44
                           Compensation expense-ESOP and RSP                                                183         309
                           Net amortization of premiums and discounts                                       143         120
                           Decrease  in accrued interest receivable                                         136          70
                           Increase in prepaid expenses                                                    (329)       (330)
                           Increase in accrued interest payable                                             268         316
                           Decrease in accrued income taxes                                                (110)        (13)
                           Other, net                                                                       (81)         70
                                                                                                       --------    --------
                                    Net cash provided by operating activities                               765         948
                                                                                                       --------    --------

Investing activities:
         Purchases of premises and equipment                                                                 (9)        (21)
         Purchases of investment securities held-to maturity                                             (4,332)     (5,598)
         Purchases of mortgage-backed securities held-to-maturity                                       (13,598)     (3,028)
         Proceeds from maturities/calls and principal repayments of:
                  Investment securities held-to-maturity                                                  3,234       5,213
                  Mortgage-backed securities held-to-maturity                                             8,533       8,501
         Loans purchased                                                                                 (2,662)     (6,920)
         Net principal repayments on loans                                                                7,830       9,749
         Increase in Federal Home Loan Bank stock                                                           (55)       --
                                                                                                       --------    --------
                                    Net cash provided by (used in) investing activities                  (1,059)      7,896
                                                                                                       --------    --------
Financing activities:
         Net decrease in savings deposits                                                                  (559)     (1,294)
         Proceeds from Federal Home Loan Bank advances                                                    1,100      13,000
         Repayment of Federal Home Loan Bank advances                                                      (100)    (16,500)
         Principal repayment of bonds payable                                                            (1,299)       (177)
         Net decrease in mortgage escrow                                                                    (90)       (100)
         Treasury stock purchased                                                                           (17)       --
         Cash dividends paid                                                                               (214)       (142)
                                                                                                       --------    --------
                                    Net cash used in financing activities                                (1,179)     (5,213)
                                                                                                       --------    --------

Net increase (decrease) in cash and cash equivalents                                                     (1,473)      3,631
Cash and cash equivalents, beginning of period                                                            2,499       3,271
                                                                                                       --------    --------
Cash and cash equivalents, end of period                                                               $  1,026    $  6,902
                                                                                                       ========    ========

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
                  Interest                                                                             $  2,689    $  2,618
                                                                                                       ========    ========

                  Income taxes                                                                         $    515    $    253
                                                                                                       ========    ========


See accompanying notes to consolidated financial statements

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

The results of operations for the three months and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending March 31, 2000 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1999.

NOTE 3 -  Reclassification of Prior Period's Statements
          ---------------------------------------------

Certain amounts reported in the prior period's consolidated financial statements have been reclassified to conform with the current period's reporting format. The number of shares and related earnings per share have been restated to reflect the Company's reorganized structure including a three-for-two exchange stock completed on October 29, 1998.

NOTE 4 -  Dividends on Common Stock
          -------------------------

On September 9, 1999, the Board of Directors of the Company declared a $0.075 per share cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of September 30, 1999. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the remaining outstanding shares were paid on October 15, 1999. Any waiver of dividends by the M.H.C. may result in an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have the effect of diluting the minority stockholders of the Company. There can be no assurance that the Office of Thrift Supervision ("OTS") will permit future dividend waivers, or of the terms of such permitted waivers.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 5 -  Earnings Per Share (EPS)
          ------------------------

Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Potentially dilutive common stock equivalents arise from the assumed conversion of outstanding stock options and unvested RSP shares.

The computation of basic and diluted earnings per share is shown in the table below:

                                  Three Months Ended         Six Months Ended
                              ----------------------------- ----------------------------
                              September 30,   September 30, September 30, September 30,
                              -------------   -----------------------------------------
                                   1999           1998           1999           1998
                                   ----           ----           ----           ----
Basic EPS computation:
 Numerator-Net Income          $  286,000     $  251,000     $  513,000     $  347,000
                               ==========     ==========     ==========     ==========
 Denominator-Wt Avg common
shares outstanding              3,354,208      3,362,294      3,351,462      3,359,783
Basic EPS                      $      .08     $      .07     $      .15     $      .10
                               ==========     ==========     ==========     ==========

Diluted EPS computation:
 Numerator-Net Income             286,000        251,000        513,000        347,000
                               ==========     ==========     ==========     ==========
 Denominator-Wt Avg
   common shares outstanding    3,354,208      3,362,294      3,351,462      3,359,783
 Dilutive Stock Options              --             --             --             --
 Dilutive Unvested RSP               --             --             --             --
                               ----------     ----------     ----------     ----------
 Weighted avg common shares
    and common stock
    equivalents                 3,354,208      3,362,294      3,351,462      3,359,783
Diluted EPS                    $      .08     $      .07     $      .15     $      .10
                               ==========     ==========     ==========     ==========

For the three and six months ended September 30, 1999 and 1998, 30,946 and 0 RSP shares and 155,246 and 77,619 Option shares, respectively, were excluded from the diluted EPS computation due to their anti-dilutive effect. Shares outstanding for the three and six months ended September 30, 1999 and 1998 do not include ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans". Unallocated ESOP shares amounted to 55,110 and 81,570 at September 30, 1999 and 1998, respectively.


NOTE 6 -  Comprehensive Income
          --------------------

For the three months ended September 30, 1999 and 1998, the Company's total comprehensive income was $286,000 and $251,000, respectively, and $513,000 and $347,000, respectively, for the six months ended September 30, 1999 and 1998. Total comprehensive income is comprised of net income and other comprehensive income. For both three and six month periods, there was no other comprehensive income.

NOTE 7 -  Recent Accounting, Regulatory and Other Matters
          -----------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 also permits certain reclassification of securities among the available for sale and held to maturity classifications. This statement was originally intended to be effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. However, in June, 1999, FASB issued SFAS No. 137 which delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company anticipates, based on current activities, that the adoption of SFAS No. 133 will not have a material effect on its financial position or results of operations.

NOTE 8 - Income Taxes
         ------------

The Company joins with its wholly owned subsidiary, First Carnegie Deposit, in filing a consolidated federal income tax return and accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of the Company's assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized and settled.

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

Changes in Financial Condition

The Company's total assets of $154,662,000 at September 30, 1999, are reflective of a decrease of $394,000 or 0.3% as compared to $155,056,000 at March 31, 1999. The decrease in total assets was primarily due to decreases in cash and amounts due from depository institutions, interest bearing deposits with other financial institutions, and loans receivable, partially offset by increases in investment and mortgage-backed securities.

The decrease in the Company's liabilities was primarily due to decreases in savings deposits and bonds payable, offset by an increase in Federal Home Loan Bank ("FHLB") advances. Changes in the components of assets, liabilities and equity are discussed herein.

Loans Receivable, net. Net loans receivable at September 30, 1999 totaled $60,084,000, a decrease of $5,225,000 or 8.0%, as compared to $65,309,000 at
March 31, 1999. The decrease was primarily due to principal repayments totaling $8.1 million, offset by originations of $288,000 and purchases of $2.6 million. The Company purchased $1.8 million one -to four-family mortgages and $247,000 farm mortgages in its normal lending area. The Company also purchased $84,000 farm mortgages and $442,000 Small Business Administration (SBA) loans outside its normal lending area, primarily in Pennsylvania.

Mortgage-backed Securities. Mortgage-backed securities were $59,362,000 at September 30, 1999, an increase of $4,997,000 or 9.2%, as compared to $54,365,000 at March 31, 1999. The increase was due to purchases of $13.5 million, offset by principal repayments and maturities totaling $8.5 million.

Investment Securities. Investment securities totaled $26,177,000 at September 30, 1999, an increase of $1,090,000 or 4.3%, as compared to $25,087,000 at March
31, 1999. This was primarily a result of purchases of $4.3 million of U.S. Agency securities, offset by the proceeds from maturities, calls and payments totaling $3.2 million.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $1,026,000, a decrease of $1,473,000 or 58.9% from the prior quarter. This decrease was primarily due to decreased interest-bearing deposits maintained at the Federal Home Loan Bank ("FHLB")and non-interest bearing deposits maintained at the Federal Reserve Bank of Cleveland.

Deposits. Total deposits, after interest credited, decreased by $559,000 or 0.7% to $76,358,000 at September 30, 1999, as compared to $76,917,000 at March 31,
1999. The decrease was primarily due to a decrease in Money Market and passbook accounts.

FHLB Advances. FHLB advances, at September 30, 1999, totaled $50,300,000, an increase of $1.0 million or 2.0%, as compared to $49,300,000 at March 31, 1999. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $25,595,000 at September 30, 1999, as compared to $25,130,000 at March 31, 1999. The increase of $465,000 or 1.9% was primarily due to earnings for the six months ended September 30, 1999. The Company has received regulatory approval to purchase up to 10% of the shares of common stock held by persons other than Skibo Bancshares, M.H.C. Any future purchases will decrease stockholders' equity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



Results of Operations for the Three Months Ended September 30, 1999 and 1998

Net Income. The Company recorded net income of $286,000 for the three months ended September 30, 1999, as compared to net income of $251,000 for the three months ended September 30, 1998. The $35,000 or 13.9% increase in net income for the three months ended September 30, 1999 was primarily the result of an increase in net interest income and a decrease in provision for income taxes, offset by increases in other expenses. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $89,000 or 9.4% for the three months ended September 30, 1999, as compared to the three month period ended September 30, 1998. The increase was primarily due to a $10.7 million increase in the average interest-earning assets, offset by a 10 basis point decrease in the average yield earned thereon. The average balance of interest-bearing liabilities increased by $11.6 million or 10.2% with a 27 basis point decrease in the average rate paid thereon.

The interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, increased to 2.05% for the three month period ended September 30, 1999 from 1.88% for the three month period ended September 30, 1998. The increase in the interest rate spread was primarily the result of decreases in the interest paid on the average balance of certificates of deposits and FHLB advances. Maturing certificates of deposit renewed at lower rates of interest, and as FHLB advances matured, they were replaced with advances at lower rates of interest.

Interest Income. Interest income increased $148,000 or 6.3% to $2,516,000 for the three month period ended September 30, 1999, as compared to $2,368,000 for the three month period ended September 30, 1998.

Interest on loans receivable decreased $117,000 or 9.8% for the three months ended September 30, 1999, as compared to the three month period ended September 30, 1998. This decrease was primarily the result of a $6.1 million decrease in the average balance of loans receivable and a 5 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities increased $66,000 or 7.9% for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. This increase was primarily the result of a $7.5 million increase in the average balance of such securities, offset by a 42 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased by $176,000 or 69.0% for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. The increase in interest income on investment securities was primarily due to a $10.6 million higher average balance of such securities.

Interest income on other interest-earning assets increased by $23,000 or 28.0% for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. The increase was primarily due to a 290 basis point increase in the average yield earned thereon, offset by a $1.3 million decrease in the average interest-earning assets at the FHLB.

The average yield on the average balance of interest-earning assets was 6.76% and 6.86% for the three month periods ended September 30, 1999 and 1998, respectively.

Interest Expense. Interest expense totaled $1,485,000 for the three months ended September 30, 1999, as compared to $1,426,000 for the three months ended September 30, 1998. The $59,000 or 4.1% increase was primarily due to increased average balances in NOW, passbook, certificate of deposit accounts and FHLB advances, offset by decreases in Money Market accounts, escrows and bonds payable and a 27 basis point decrease in the average rate paid on the total average interest-bearing liabilities.

Interest expense on deposits (including escrows) decreased $55,000 or 6.3% for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. The decrease was primarily due to a 32 basis point decrease in the average rate paid thereon.

Interest on FHLB advances increased $135,000 or 26.9% for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. The increase was primarily due to a $12.5 million increase in the average balance of advances, offset by a 27 basis point decrease in the rate paid thereon. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

Interest on bonds payable and other borrowings, a less significant portion of interest expense, decreased by $21,000 or 39.6%, as the average principal amount of other borrowings decreased by $1.4 million, primarily due to the repayment of the bond in its entirety.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Allowance for Loan Losses. During the three month periods ended September 30, 1999 and 1998, the Company established provisions for loan losses of $1,000 and $12,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At September 30, 1999, the allowance for loan losses totaled $577,000 or .95% and 915.9% of total loans and total non-performing loans, respectively, as compared to $575,000 or .88% and 70.3%, respectively, at March 31, 1999. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $63,000 and $818,000 at September 30, 1999 and March 31, 1999 respectively, which represented 0.1% and 1.3% of the Company's total loans, respectively. The non-performing loans at March 31, 1999, included two Farm Service Agency (FSA) guaranteed loans in the amount of $618,000, which have now been paid off. The Company's ratio of non-performing loans to total assets was
 .04% and .53% at September 30, 1999 and March 31, 1999, respectively.

Other Income. During the three months ended September 30, 1999, other income decreased $5,000 or 19.2%, as compared to the three months ended September 30, 1998. Other income in the prior quarter included a final payment of $10,000 from the sale of property in a real estate judgement.

Other Expenses. Total other expenses increased by $99,000 or 18.9% during the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. The increase was primarily attributable to increases of $83,000 or 22.0% in compensation and employee benefits expense due to adjustments which reflect fluctuations in the market price of the stock benefit plans, and $16,000 or 10.8% in other expenses due primarily to an increase in legal expenses.

Income Tax Expense. The provision for income tax totaled $141,000 for the three months ended September 30, 1999, as compared to $180,000 for the three months ended September 30, 1998. The $39,000 or 21.7% decrease was due to a lower level of taxable income due to favorable permanent tax differences.

Results of Operations for the Six Months Ended September 30, 1999 and 1998

Net Income. The Company recorded net income of $513,000 for the six months ended September 30, 1999, as compared to net income of $347,000 for the six months ended September 30, 1998. The $166,000 or 47.8% increase in net income for the six months ended September 30, 1999 was primarily the result of increases in net interest income and decreases in other expenses and provision for loan losses, offset by an increase in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $133,000 or 7.0% for the six months ended September 30, 1999, as compared to the six month period ended September 30, 1998. The increase was primarily due to a $8.3 million increase in the average interest-earning assets, offset by a 17 basis point decrease in the average yield earned thereon. The average balance of interest-bearing liabilities increased by $9.0 million, offset by a 32 basis point decrease in the average rate paid thereon.

The interest rate spread increased to 2.03% for the six month period ended September 30, 1999 from 1.88% for the six month period ended September 30, 1998. The increase in the interest rate spread was primarily the result of decreases in the average interest paid on the average balance of certificates of deposits and FHLB advances. Maturing certificates of deposit renewed at lower rates of interest, and as FHLB advances matured, they were replaced with advances at lower rates of interest.

Interest Income. Interest income increased $157,000 or 3.2% to $5,002,000 for the six month period ended September 30, 1999, as compared to $4,845,000 for the six month period ended September 30, 1998.

Interest on loans receivable decreased $205,000 or 8.4% for the six months ended September 30, 1999, as compared to the six month period ended September 30, 1998. This decrease was primarily the result of a $6.5 million decrease in the average balance of loans receivable , offset by a 9 basis point increase earned thereon.

Interest income on mortgage-backed securities increased $10,000 or 0.6% for the six months ended September 30, 1999, as compared to the six months ended September 30, 1998. This increase was primarily the result of a $4.3 million increase in the average balance of such securities, offset by a 48 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased by $318,000 or 61.5% for the six months ended September 30, 1999, as compared to the six months ended September 30, 1998. The increase in interest income on investment securities was primarily due to a $10.0 million increase in the average balance of such securities, offset by a decrease in the average yield of 18 basis points.

Interest income on other interest-earning assets increased by $34,000 or 20.1% for the six months ended September 30, 1999, as compared to the six months ended September 30, 1998. The increase was primarily due a $470,000 increase in the average interest-earning deposits at other financial institutions and a 62 basis point increase in the average yield earned thereon.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


The average yield on the average balance of interest-earning assets was 6.71% and 6.88% for the six month periods ended September 30, 1999 and 1998, respectively.

Interest Expense. Interest expense totaled $2,958,000 for the six months ended September 30, 1999, as compared to $2,934,000 for the six months ended September 30, 1998. The $24,000 or 0.8% increase was primarily due to increased average balances in NOW, passbook, certificate of deposit accounts and FHLB advances, offset by decreased average balances of bonds payable and other borrowings, Money Market accounts and escrows and a 32 basis point decrease in the average rate paid on the total average interest-bearing liabilities.

Interest expense on deposits (including escrows) decreased $118,000 or 6.7% for the six months ended September 30, 1999, as compared to the six months ended September 30, 1998. The decrease was primarily due to a 33 basis point decrease in the average rate paid thereon.

Interest on FHLB advances increased $185,000 or 17.2% for the six months ended September 30, 1999, as compared to the six months ended September 30, 1998. The increase was primarily due to a $9.8 million increase in the average balance of advances, offset by a 33 basis point decrease in the average rate paid on advances.

Interest on bonds payable and other borrowings, a less significant portion of interest expense, decreased by $43,000 or 40.6%, as the average principal amount of other borrowings decreased by $1.2 million , primarily due to the repayment of the bond in its entirety.

Provision for Loan Losses. During the six month periods ended September 30, 1999 and 1998, the Company established provisions for loan losses of $2,000 and $15,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Other Income. During the six months ended September 30, 1999, other income increased $2,000 or 4.3%, as compared to the six months ended September 30, 1998.

Other Expenses. Total other expenses decreased by $93,000 or 6.9% during the six months ended September 30, 1999, as compared to the six months ended September 30, 1998. The decrease was primarily attributable to an $83,000 decrease in compensation and employees benefit expense and $10,000 in other expenses. The decrease in compensation and employees benefit expense was due to decreases of $85,000 in RSP expense due to the implementation of a stockholder approved restricted stock plan (RSP) in the prior period, $43,000 in ESOP expense and $2,000 in employee benefits expense primarily due to a change in hospitalization coverage, offset by an increase of $47,000 in Supplemental Employee Pension Plan
(SERP) and Director's Retirement Plan (DRP) costs.

Income Tax Expense. The provision for income tax totaled $315,000 for the six months ended September 30, 1999, as compared to $240,000 for the six months ended September 30, 1998. The $75,000 or 31.3% increase was due to increased taxable income.

Liquidity and Capital Requirements

The Company's subsidiary bank, First Carnegie Deposit, is subject to various requirements administered by the federal banking agencies. The Bank is required by Section 6 of the Home Owners' Loan Act ("HOLA") to hold a prescribed amount of statutorily defined liquid assets. The Director of the OTS may, by regulation, vary the amount of the liquidity requirement, but only within pre-established statutory limits. The requirement must be no less than four percent and no greater than ten percent of the Bank's net withdrawable accounts and borrowings payable on demand or with unexpired maturities of one year or less. The minimum required liquidity is currently 4%. The Bank's average liquidity ratio was 137.45% and 129.98%, at September 30, 1999 and March 31, 1999, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On September 30, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                      Amount     Percent
                                                      ------     -------
                                                    (Dollars in thousands)

Tangible capital                                     $24,574      15.93%
Tangible capital requirement                           2,314       1.50%
                                                       -----       ----
Excess over requirement                              $22,260      14.43%
                                                      ======      =====

Core capital                                         $24,574      15.93%
Core capital requirement                               4,628       3.00%
                                                       -----       ----
Excess over requirement                              $19,946      12.93%
                                                      ======      =====

Risk based capital                                   $25,151      52.80%
Risk based capital requirement                         3,811       8.00%
                                                       -----       ----
Excess over requirement                              $21,340      44.80%
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

At September 30 1999, under OTS regulations, the Bank would be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I (leverage), Tier I risk-basked, and total risk-based capital ratios of 5.0%, 6.0%, and 10.0%, respectively. At September 30, 1999, the Bank's Tier 1 (leverage), Tier I risk-based, and total risk-based capital ratios amounted to 15.93%, 51.58%, and 52.80%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at March 31, 1999 in the Company's 1999 Annual Report. See "Market Risk & Asset/Liability Management". Management believes there have been no material changes in the Company's market risk since March 31, 1999.

Year 2000 Compliance Issues

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

The Company utilizes an in-house computer system, with all software applications being developed and modified internally. The Company first acknowledged and addressed the potential problem associated with the Y2K early in 1990. The Company completed renovation of its in-house data processing system prior to testing in October 1992. The Company has also received vendor certification confirming Y2K compliance for its hardware and operating system. With the exception of on-going testing and additional remediation and contingency planning, management believes nothing more is required with regard to its in-house system. Management believes that remaining efforts towards Y2K compliance will require minimal expense and, therefore, will not have a material impact on the Company's financial condition or results of operations.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


The Company formed a committee to implement an action plan designed to ensure that the Company's computer systems, software applications and other date reliant equipment would function properly after December 31, 1999. This process involved identifying all equipment, software and third party providers deemed critical to the Company's daily operations, and ascertained that these products and product providers are Y2K compliant. The Company places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Company has assessed the readiness of these third parties and prepared contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Company. Testing was performed in the second quarter of fiscal 1999 and additional testing will be performed in the third quarter of fiscal 1999. The Company has completed testing with the Federal Reserve Bank of Cleveland. The Federal Reserve Bank of Cleveland has been deemed mission critical by the Company in its daily operations.

The Company has contacted all material vendors and suppliers regarding their Y2K readiness. Each of these third parties has delivered written assurance to the Company that Y2K will not be an issue or that the issue will be satisfactorily resolved prior to the end of 1999. The Company has contacted all significant customers and non-information technology suppliers (i.e. utility systems, telephone systems, etc.) regarding their Y2K state of readiness. Such parties have indicated that they have established Y2K plans and are in their final stages of remediation and testing. We are unable to test the Y2K readiness of our significant suppliers of utilities. We are relying on the utility companies' internal testing and representations to provide the required services that drive our data systems. The Company is determining what recourse it would have from such parties if they do not resolve the Y2K issues. Any prolonged disruption in utility service could disrupt the ability of the Company to service its customers on a timely basis.

Approximately 82.7% of the Company's loans are serviced by banks and bank subsidiaries, mortgage corporations and loan servicing companies. The majority of the loan servicing is provided by five major servicing companies. The Company cannot contact these customers directly; however, it has contacted the agencies servicing these loans. Approximately 64.5% of loans the Company services are residential mortgage loans and consumer loans. The Company did not contact these customers because it was deemed to be beyond the scope of the testing parameters in that the collateral for these loans would not be affected. The Company has contacted by phone its material commercial mortgage customers. Commercial mortgage and non-mortgage customers represent approximately 35.5% of the loans serviced by the Company.

 Furthermore, the Company is continually reviewing alternative procedures and contingency plans for all mission critical systems in the unlikely event of their failure at the turn of the century. The Company is currently verifying contingency plans that address the Year 2000 issues of the Company which could negatively affect the Company or necessitate transacting business manually. Among other things, failure of utility companies to provide necessary service, failure of the primary software and other third party providers is addressed in the plan. The Company will attempt to monitor these uncertainties by continuing to request updates on all critical providers throughout the remainder of 1999. If the Company identifies any concern related to any critical application, the contingency plans will be implemented immediately to assure continued service to the Company's customers.

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

                          PART II - OTHER INFORMATION


Item 1.Legal Proceedings.
       ------------------

    The Company was not engaged in any legal proceeding of a material nature at September 30, 1999. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at September 30, 1999 that would have a material effect on the operations or income of the Company.


Item 2.Changes in Securities.
       ----------------------

    Not applicable.


Item 3.Defaults Upon Senior Securities
       -------------------------------

    Not applicable.


Item 4.Submission of Matters to a Vote of Security-Holders.
       ----------------------------------------------------

    Not applicable.


Item 5.Other Information.
       ------------------

    Not applicable.


Item 6.Exhibits and Reports on Form 8-K.
       ---------------------------------

     a)   Not applicable


     b) On September 23, 1999, the Company filed a current report on Form 8-K announcing the adoption of a stock repurchase plan whereby the Company will purchase up to 10% of the shares of common stock held by persons other than Skibo Bancshares, M.H.C.

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SKIBO FINANCIAL CORP.


Date: November 5, 1999              By: /s/ Walter G. Kelly
                                        ----------------------------------------
                                        Walter G. Kelly
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

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

Date: November 5, 1999                  Date: November 5, 1999
