Form 10QSB
period 1999-12-31
SKIBO FINANCIAL CORP
filed 2000-02-04
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1999
                               -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                                ---------------   ---------------

SEC File Number:   000-25009
                  ----------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              United States                           25-1820465
------------------------------------------          ----------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)

242 East Main Street, Carnegie, Pennsylvania              15106
--------------------------------------------       ------------------
  (Address of principal executive offices)             (Zip Code)

                                  (412)276-2424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of January 31, 2000


$0.10 Par Value Common Stock                     3,322,509 Shares
----------------------------                    ------------------
Class                                              Outstanding

            Transitional Small Business Disclosure Format (check one)
                            Yes         No  X
                                ---        ---

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

         TABLE OF CONTENTS                                                 Page
         -----------------                                                 ----



PART I.    FINANCIAL INFORMATION
-------    ---------------------


Item 1.    Financial Statements


            Consolidated Statements of Financial Condition As of
            December 31, 1999 (unaudited) and March 31, 1999                 1

            Consolidated Statements of Income for the three and
                 nine months ended December 31, 1999 and 1998 (unaudited))   2

            Consolidated Statement of Stockholders' Equity for the
            nine months ended December 31, 1999 (unaudited)                  3

            Consolidated  Statements  of Cash  Flows  for the nine  months
            ended December 31, 1999 and 1998 (unaudited))                    4

            Notes to Consolidated Financial Statements                       5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               7



PART II.    OTHER INFORMATION
--------    -----------------


Item 1.    Legal Proceedings                                                12
Item 2.    Changes in Securities                                            12
Item 3.    Defaults Upon Senior Securities                                  12
Item 4.    Submission of Matters to a Vote of Security-Holders              12
Item 5.    Other Information                                                12
Item 6.    Exhibits and Reports on Form 8-K                                 12


Signatures

                      SKIBO FINANCIAL CORP. AND Subsidiary

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)


                                                                                      December 31,      March  31,
                                                                                         1999             1999
                                                                                         ----             ----
                     ASSETS                                                            (Unaudited)
                     ------
 Cash and amounts due from depository institutions                                     $    528         $   1,288
 Interest-bearing deposits with other institutions                                        2,034             1,211
 Investment securities:
          Held-to-maturity (market value $24,730 and $24,703)                            26,701            25,087
 Mortgage-backed securities:
          Held-to-maturity (market value $59,070 and $54,605)                            60,234            54,365
 Loans receivable, net                                                                   57,695            65,309
 Accrued interest receivable:
          Investment securities                                                             365               400
          Mortgage-backed securities                                                        412               382
          Loans receivable                                                                  489               726
 Federal Home Loan Bank stock, at cost                                                    2,615             2,465
 Premises and equipment, net                                                                645               695
 Prepaid expenses and other assets                                                        3,782             3,128
                                                                                      ---------         ---------

                   Total Assets                                                       $ 155,500         $ 155,056
                                                                                        =======           =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
          Savings deposits                                                              $76,111          $ 76,917
          Federal Home Loan Bank advances                                                52,300            49,300
          Bonds payable                                                                      --             1,299
          Advances from borrowers for taxes and insurance                                   133               143
          Accrued expenses and other liabilities                                          1,938             2,267
                                                                                      ---------         ---------

                   Total Liabilities                                                    130,482           129,926


 Stockholders' Equity:
 Preferred stock, 5,000,000 shares authorized; none issued                                   --                --
 Common stock, $0.10 par value; 10,000,000 shares authorized;
   3,449,974 shares issued                                                                  345               345
 Additional paid-in capital                                                               9,749             9,755
 Treasury stock, at cost (135,328 shares at December 31, 1999
    and 5,228 shares at March 31, 1999)(1)                                                (943)              (65)
 Unearned employee stock ownership plan (ESOP) shares                                     (313)             (458)
 Unearned restricted stock plan (RSP) shares                                              (247)             (392)
 Retained earnings, substantially restricted                                             16,427            15,945
                                                                                      ---------         ---------

                   Total Stockholders' Equity                                            25,018            25,130
                                                                                      ---------         ---------

                   Total Liabilities and Stockholders' Equity                         $ 155,500         $ 155,056
                                                                                      =========         =========

(1)Included are shares held by the Bank's RSP totaling 7,863 at December 31, 1999 and 5,228 at March 31, 1999, respectively.

See accompanying notes to consolidated financial statements.

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                        Consolidated Statements of Income

         For the Three and Nine months Ended December 31, 1999 and 1998

              (Dollar amounts in thousands, except per share data)

                                                                         Three Months Ended           Nine months Ended
                                                                            December 31,                 December 31,
                                                                         1999          1998           1999            1998
                                                                         ----          ----           ----            ----
                                                                             (unaudited)                (unaudited)
 Interest income:
          Loans receivable                                            $ 1,047         $1,149        $ 3,277         $ 3,584
          Mortgage-backed securities                                      993            828          2,727           2,551
          Investment securities                                           437            331          1,272             848
          Other                                                            62             93            265             262
                                                                        -----          -----          -----           -----
                       Total interest income                            2,539          2,401          7,541           7,245

 Interest expense:
          Savings deposits                                                814            865          2,447           2,616
          Federal Home Loan Bank advances                                 683            548          1,945           1,625
          Bonds payable                                                    --             35             63             113
          Other borrowings                                                 --             14             --              42
                                                                        -----          -----          -----           -----
                       Total interest expense                           1,497          1,462          4,455           4,396
                                                                        -----          -----          -----           -----

                       Net interest income                              1,042            939          3,086           2,849

 Provision for loan losses                                                  1              5              3              20
                                                                        -----          -----          -----           -----
                       Net interest income after
                         provision for loan losses                      1,041            934          3,083           2,829
 Other income:
          Fees and service charges                                         10             14             41              39
          Other                                                            12              3             30              27
                                                                        -----          -----          -----           -----
                       Total other income                                  22             17             71              66

 Other expenses:
          Compensation and employee benefits                              475            573          1,425           1,606
          Premises and occupancy costs                                     51             54            161             166
          Federal insurance premiums                                       12             11             34              35
          Other operating expenses                                         61             93            242             281
                                                                        -----          -----          -----           -----
                       Total other expenses                               599            731          1,862           2,088
                                                                        -----          -----          -----           -----

                 Income before income taxes                               464            220          1,292             807

 Provision for income taxes                                               184             95            499             335
                                                                        -----          -----          -----           -----
                       Net income                                       $ 280          $ 125          $ 793            $472
                                                                        =====          =====          =====            ====



 Basic earnings per share                                               $ .09          $ .04           $.24            $.14
 Diluted earnings per share                                             $ .09          $ .04           $.24            $.14

 Weighted average shares outstanding - Basic                        3,282,193      3,350,617      3,327,324       3,356,716
 Weighted average shares outstanding - Diluted                      3,282,193      3,372,922      3,327,324       3,364,151


 See accompanying notes to consolidated financial statements.

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity

             For the Nine months Ended December 31, 1999 (unaudited)

              (Dollar amounts in thousands, except per share data)

                                                        Additional                Unearned      Unearned
                                            Common       Paid-in     Treasury       ESOP           RSP       Retained
                                            Stock        Capital      Stock         Shares       Shares      Earnings        Total
                                        -------------------------------------------------------------------------------------------

Balance at March 31, 1999                     $345        $9,755      $ (65)        $(458)        $(392)      $15,945      $25,130

Cash dividends declared net
  ($.45 per share)                              --            --          --            --            --         (311)        (311)

Excess of fair value above cost of
 ESOP shares released or committed
   to be released                               --            (6)         --            --            --           --          (6)

Amortization of ESOP liability                  --            --          --           145            --           --          145

Amortization of RSP liability                   --            --          --            --           145           --          145

Treasury stock purchased,
 at cost (130,100 shares)                       --            --        (878)           --            --           --         (878)

Net income                                      --            --          --            --            --          793          793
                                        -------------------------------------------------------------------------------------------


Balance at December 31, 1999                  $345        $9,749       $(943)        $(313)        $(247)     $16,427      $25,018
                                        ===========================================================================================


See accompanying notes to consolidated financial statements.

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the Nine months Ended December 31, 1999 and 1998

                          (Dollar amounts in thousands)

                                                                                      1999         1998
                                                                                      ----         ----
                                                                                         (unaudited)
Operating activities:
         Net income                                                                 $    793    $    472
         Adjustments to reconcile net income to net cash
                  (used in) provided by operating activities:
                           Provision for loan losses                                       3          20
                           Depreciation                                                   60          66
                           Compensation expense-ESOP and RSP                             284         519
                           Net amortization of premiums and discounts                    210          82
                           Decrease (increase)  in accrued interest receivable           242         (16)
                           Increase in prepaid expenses                                 (585)       (682)
                           Decrease in accrued interest payable                         (169)       (297)
                           Decrease in accrued income taxes                             (179)       (121)
                           Other, net                                                    (63)         60
                                                                                    --------    --------
                                    Net cash provided by operating activities            596         103
                                                                                    --------    --------

Investing activities:
         Purchases of premises and equipment                                             (10)        (22)
         Purchases of investment securities held-to maturity                          (5,446)    (17,187)
         Purchases of mortgage-backed securities held-to-maturity                    (17,287)    (11,290)
         Proceeds from maturities/calls and principal repayments of:
                  Investment securities held-to-maturity                               3,819       6,941
                  Mortgage-backed securities held-to-maturity                         11,325      12,658
         Loans purchased                                                              (3,424)     (9,333)
         Net principal repayments on loans                                            10,944      14,643
         Increase in Federal Home Loan Bank stock                                       (150)         (8)
                                                                                    --------    --------
                              Net cash provided by (used in) investing activities       (229)     (3,598)
                                                                                    --------    --------

Financing activities:
         Net increase (decrease) in savings deposits                                    (806)        182
         Proceeds from Federal Home Loan Bank advances                                14,400      23,000
         Repayment of Federal Home Loan Bank advances                                (11,400)    (20,000)
         Principal repayment of bonds payable                                         (1,299)       (843)
         Net decrease in mortgage escrow                                                 (10)        (12)
         Treasury stock purchased                                                       (878)        (65)
         Common stock acquired for RSP                                                    --        (770)
         Cash dividends paid                                                            (311)       (214)
                                                                                    --------    --------
                  Net cash used in financing activities                                 (304)      1,278
                                                                                    --------    --------

Net increase (decrease) in cash and cash equivalents                                      63      (2,217)
Cash and cash equivalents, beginning of period                                         2,499       3,271
                                                                                    --------    --------
Cash and cash equivalents, end of period                                            $  2,562    $  1,054
                                                                                    ========    ========

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
                  Interest                                                          $  4,624    $  4,694
                                                                                    ========    ========

                  Income taxes                                                      $    715    $    530
                                                                                    ========    ========


See accompanying notes to consolidated financial statements.

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

The results of operations for the three months and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending March 31, 2000 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1999.

NOTE 3 -  Reclassification of Prior Period's Statements
          ---------------------------------------------

Certain amounts reported in the prior period's consolidated financial statements have been reclassified to conform with the current period's reporting format. The number of shares and related earnings per share have been restated to reflect the Company's reorganized structure including a three-for-two stock exchange completed on October 29, 1998.

NOTE 4 -  Dividends on Common Stock
          -------------------------

On December 9, 1999, the Board of Directors of the Company declared a $0.075 per share cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of December 31, 1999. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the remaining outstanding shares were paid on January 14, 2000. Any waiver of dividends by the M.H.C. may result in an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have the effect of diluting the minority stockholders of the Company. There can be no assurance that the Office of Thrift Supervision ("OTS") will permit future dividend waivers, or of the terms of such permitted waivers.

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

 The computation of basic and diluted earnings per share is shown in the table below:

                                               Three Months Ended                             Nine months Ended
                                      December 31,            December 31,              December 31,             December 31,
                                      ------------            ------------              ------------             ------------
                                           1999                    1998                      1999                     1998
                                        ----------              ----------                ----------               ----------
Basic EPS computation:
 Numerator-Net Income                   $  280,000              $  125,000                $  793,000               $  472,000
                                        ==========              ==========                ==========               ==========
 Denominator-Wt Avg common
shares outstanding                       3,282,193               3,350,617                 3,327,324                3,356,716
Basic EPS                               $      .09              $      .04                $      .24               $      .14
                                        ==========              ==========                ==========               ==========

Diluted EPS computation:
 Numerator-Net Income                      280,000                 125,000                   793,000                  472,000
                                        ==========              ==========                ==========               ==========
 Denominator-Wt Avg
   common shares outstanding             3,282,193               3,350,617                 3,327,324                3,356,716
 Dilutive Stock Options                         --                  21,973                        --                    7,324
 Dilutive Unvested RSP                          --                     332                        --                      111
                                        ----------              ----------                ----------               ----------
 Weighted avg common
shares          and common stock
    equivalents                          3,282,193               3,372,922                 3,327,324                3,364,151
Diluted EPS                             $      .09              $      .04                $      .24               $      .14
                                        ==========              ==========                ==========               ==========


For both the three and nine month periods ended December 31, 1999 and 1998, 30,946 and 0 RSP shares and 155,246 and 77,619 Option shares, respectively, were excluded from the diluted EPS computation due to their anti-dilutive effect. Shares outstanding for the three and nine months ended December 31, 1999 and 1998 do not include ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans". Unallocated ESOP shares amounted to 47,046 and 75,135 at December 31, 1999 and 1998, respectively.


NOTE 6 -  Comprehensive Income
          --------------------

For the three months ended December 31, 1999 and 1998, the Company's total comprehensive income was $280,000 and $125,000, respectively, and $793,000 and $472,000, respectively, for the nine months ended December 31, 1999 and 1998. Total comprehensive income is comprised of net income and other comprehensive income. For both three and nine month periods, there was no other comprehensive income.

NOTE 7 -  Income Taxes
          ------------

The Company joins with its wholly owned subsidiary, First Carnegie Deposit, in filing a consolidated federal income tax return and accounts for income taxes using the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of the Company's assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized and settled

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Changes in Financial Condition

The Company's total assets of $155,500,000 at December 31, 1999, are reflective of an increase of $444,000 or .3% as compared to $155,056,000 at March 31, 1999. The increase in total assets was primarily due to increases in investment and mortgage-backed securities, prepaid expenses and other assets, partially offset by decreases in loans receivable as well as assets used to repurchase the Company's common stock.

The increase in the Company's liabilities was primarily due to an increase in Federal Home Loan Bank ("FHLB") advances, offset by decreases in savings deposits and bonds payable. Changes in the components of assets, liabilities and equity are discussed herein.

Loans Receivable, net. Net loans receivable at December 31, 1999 totaled $57,695,000, a decrease of $7,614,000 or 11.7%, as compared to $65,309,000 at
March 31, 1999. The decrease was primarily due to principal repayments totaling $11.5 million, offset by originations of $548,000, which includes $212,000 consumer loans, and purchases of $3.4 million. The Company purchased $2.4 million one -to four-family and $247,000 farm mortgages in its normal lending area. The Company also purchased $94,000 government-guaranteed multi-family project loans, $147,000 farm mortgages and $442,000 Small Business Administration (SBA) loans outside its normal lending area, primarily in Pennsylvania.

Mortgage-backed Securities. Mortgage-backed securities were $60,234,000 at December 31, 1999, an increase of $5,869,000 or 10.8%, as compared to $54,365,000 at March 31, 1999. The increase was due to purchases of $17.3 million, offset by principal repayments and maturities totaling $11.3 million.

Investment Securities. Investment securities totaled $26,701,000 at December 31, 1999, an increase of $1,614,000 or 6.4%, as compared to $25,087,000 at March 31,
1999. This was primarily a result of purchases of $5.4 million of U.S. Agency securities, offset by the proceeds from maturities, calls and payments totaling $3.8 million.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $2,562,000, an increase of $63,000 or 2.5% from the prior quarter. This increase was primarily due to increased interest-bearing deposits maintained at the Federal Home Loan Bank ("FHLB"), offset by decreased non-interest bearing deposits maintained at the Federal Reserve Bank of Cleveland.

Deposits. Total deposits, after interest credited, decreased by $806,000 or 1.0% to $76,111,000 at December 31, 1999, as compared to $76,917,000 at March 31,
1999. The decrease was primarily due to a decrease in certificates of deposit, Money Market and passbook accounts.

FHLB Advances. FHLB advances, at December 31, 1999, totaled $52,300,000, an increase of $3.0 million or 6.1%, as compared to $49,300,000 at March 31, 1999. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $25,018,000 at December 31, 1999, as compared to $25,130,000 at March 31, 1999. The decrease of $112,000 or
 .4% was primarily due to the purchase of 127,465 shares of treasury stock at an average cost of $6.75 per share, partially offset by earnings for the nine months ended December 31, 1999. The Company has received regulatory approval to purchase up to 10% of the shares of common stock held by persons other than Skibo Bancshares, M.H.C. Any future purchases will decrease stockholders' equity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended December 31, 1999 and 1998

Net Income. The Company recorded net income of $280,000 for the three months ended December 31, 1999, as compared to net income of $125,000 for the three months ended December 31, 1998. The $155,000 or 124.0% increase in net income for the three months ended December 31, 1999 was primarily the result of an increase in net interest income and a decrease in other expenses, offset by an increase in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $103,000 or 11.0% for the three months ended December 31, 1999, as compared to the three month period ended December 31, 1998. The increase was primarily due to a $6.6 million increase in average interest-earning assets and a 7 basis point increase in the average yield earned thereon. The average balance of interest-bearing liabilities increased by $7.1 million or 5.9% with a 16 basis point decrease in the average rate paid thereon.

The interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, increased to 2.07% for the three month period ended December 31, 1999 from 1.84% for the three month period ended December 31, 1998. The increase in the interest rate spread was primarily the result of decreases in the interest paid on the average balance of certificates of deposits, which renewed at lower rates of interest

Interest Income. Interest income increased $138,000 or 5.7% to $2,539,000 for the three month period ended December 31, 1999, as compared to $2,401,000 for the three month period ended December 31, 1998.

Interest on loans receivable decreased $102,000 or 8.9% for the three months ended December 31, 1999, as compared to the three month period ended December 31, 1998. This decrease was primarily the result of a $5.0 million decrease in the average balance of loans receivable and an 8 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities increased $165,000 or 19.9% for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. This increase was primarily the result of an $8.9 million increase in the average balance of such securities and a 15 basis point increase in the average yield earned thereon.

Interest income on investment securities increased by $106,000 or 32.0% for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. The increase in interest income on investment securities was primarily due to a $4.3 million higher average balance of such securities, and a 64 basis point increase in the average yield earned thereon.

Interest income on other interest-earning assets decreased by $31,000 or 33.3% for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. The decrease was primarily due to a $1.6 million decrease in the average interest-earning assets at the FHLB and a 59 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.78% and 6.71 % for the three month periods ended December 31, 1999 and 1998, respectively.

Interest Expense. Interest expense totaled $1,497,000 for the three months ended December 31, 1999, as compared to $1,462,000 for the three months ended December 31, 1998. The $35,000 or 2.4% increase was primarily due to an increase in the average balances of FHLB advances, offset by decreases in the average balance of savings, bonds payable and other borrowings and a 16 basis point decrease in the average rate paid on the total average interest-bearing liabilities.

Interest expense on deposits (including escrows) decreased $51,000 or 5.9% for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. The decrease was primarily due to a 22 basis point decrease in the average rate paid thereon.

Interest on FHLB advances increased $135,000 or 24.6% for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. The increase was primarily due to a $9.8 million increase in the average balance of advances and a 6 basis point increase in the rate paid thereon. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

Interest on bonds payable and other borrowings, a less significant portion of interest expense, decreased by $49,000 or 100.0%, as the average principal amount of other borrowings decreased by $1.9 million, primarily due to the repayment of the bond in its entirety.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Allowance for Loan Losses. During the three month periods ended December 31, 1999 and 1998, the Company established provisions for loan losses of $1,000 and $5,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At December 31, 1999, the allowance for loan losses totaled $578,000 or .99% and 672.1% of total loans and total non-performing loans, respectively, as compared to $575,000 or .88% and 70.3%, respectively, at March 31, 1999. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $86,000 and $818,000 at December 31, 1999 and March 31, 1999 respectively, which represented 0.1% and 1.3% of the Company's total loans, respectively. The non-performing loans at March 31, 1999, included two Farm Service Agency (FSA) guaranteed loans in the amount of $618,000, which have now been paid off. The Company's ratio of non-performing loans to total assets was
 .06% and .53% at December 31, 1999 and March 31, 1999, respectively.

Other Income. During the three months ended December 31, 1999, other income increased $5,000 or 29.4%, as compared to the three months ended December 31, 1998.

Other Expenses. Total other expenses decreased by $132,000 or 18.1% during the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. The decrease was primarily attributable to decreases of $98,000 or 17.1% in compensation and employee benefits expense primarily due to reduced expense of stock benefit plans, and $32,000 or 34.4% in other expenses primarily due to decreases in legal and professional services expenses.

Income Tax Expense. The provision for income tax totaled $184,000 for the three months ended December 31, 1999, as compared to $95,000 for the three months ended December 31, 1998. The $89,000 or 93.7% increase was due to increased taxable income.

Results of Operations for the Nine Months Ended December 31, 1999 and 1998

Net Income. The Company recorded net income of $793,000 for the nine months ended December 31, 1999, as compared to net income of $472,000 for the nine months ended December 31, 1998. The $321,000 or 68.0% increase in net income for the nine months ended December 31, 1999 was primarily the result of increases in net interest income and decreases in other expenses and provision for loan losses, offset by an increase in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $237,000 or 8.3% for the nine months ended December 31, 1999, as compared to the nine month period ended December 31, 1998. The increase was primarily due to a $7.7 million increase in average interest-earning assets, offset by a 9 basis point decrease in the average yield earned thereon. The average balance of interest-bearing liabilities increased by $8.3 million, offset by a 26 basis point decrease in the average rate paid thereon.

The interest rate spread increased to 2.03% for the nine month period ended December 31, 1999 from 1.86% for the nine month period ended December 31, 1998. The increase in the interest rate spread was primarily the result of decreases in the average interest paid on the average balance of certificates of deposits and FHLB advances. Maturing certificates of deposit renewed at lower rates of interest, and as FHLB advances matured, they were replaced with advances at lower rates of interest.

Interest Income. Interest income increased $296,000 or 4.1% to $7,541,000 for the nine month period ended December 31, 1999, as compared to $7,245,000 for the nine month period ended December 31, 1998.

Interest on loans receivable decreased $307,000 or 8.6% for the nine months ended December 31, 1999, as compared to the nine month period ended December 31, 1998. This decrease was primarily the result of a $6.0 million decrease in the average balance of loans receivable , offset by a 3 basis point increase in the average yield earned thereon.

Interest income on mortgage-backed securities increased $176,000 or 6.9% for the nine months ended December 31, 1999, as compared to the nine months ended December 31, 1998. This increase was primarily the result of a $5.8 million increase in the average balance of such securities, offset by a 27 basis point decrease in the average yield earned thereon.

Interest income on investment securities increased $424,000 or 50.0% for the nine months ended December 31, 1999, as compared to the nine months ended December 31, 1998. The increase in interest income on investment securities was primarily due to a $8.1 million increase in the average balance of such securities and an increase in the average yield of 18 basis points.

Interest income on other interest-earning assets increased by $3,000 or 1.1% for the nine months ended December 31, 1999, as compared to the nine months ended December 31, 1998. The increase was primarily due a 26 basis point increase in the average yield earned thereon, offset by a $208,000 decrease in the average interest-earning deposits at other financial institutions

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


The average yield on the average balance of interest-earning assets was 6.73% and 6.82% for the nine month periods ended December 31, 1999 and 1998, respectively.

Interest Expense. Interest expense totaled $4,455,000 for the nine months ended December 31, 1999, as compared to $4,396,000 for the nine months ended December 31, 1998. The $59,000 or 1.3% increase was primarily due to an increase in the average balance of FHLB advances, offset by decreased average balances in savings deposits, bonds payable and other borrowings and a 26 basis point decrease in the average rate paid on the total average interest-bearing liabilities.

Interest expense on deposits (including escrows) decreased $169,000 or 6.5% for the nine months ended December 31, 1999, as compared to the nine months ended December 31, 1998. The decrease was primarily due to a 29 basis point decrease in the average rate paid thereon.

Interest on FHLB advances increased $320,000 or 19.7% for the nine months ended December 31, 1999, as compared to the nine months ended December 31, 1998. The increase was primarily due to a $9.8 million increase in the average balance of advances, offset by a 19 basis point decrease in the average rate paid on advances.

Interest on bonds payable and other borrowings, a less significant portion of interest expense, decreased by $92,000 or 59.4%, as the average principal amount of other borrowings decreased by $1.4 million, primarily due to the repayment of the bond in its entirety.

Provision for Loan Losses. During the nine month periods ended December 31, 1999 and 1998, the Company established provisions for loan losses of $3,000 and $20,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Other Income. During the nine months ended December 31, 1999, other income increased $5,000 or 7.6%, as compared to the nine months ended December 31, 1998.

Other Expenses. Total other expenses decreased by $226,000 or 10.8% during the nine months ended December 31, 1999, as compared to the nine months ended December 31, 1998. The decrease was primarily attributable to an $181,000 decrease in compensation and employees benefit expense and $39,000 in other expenses. The decrease in compensation and employees benefit expense was due to decreases of $185,000 in RSP expense due to the implementation of a stockholder approved restricted stock plan (RSP) in the prior period, $52,000 in ESOP expense due to the fair market value of the stock, and $40,000 in employee benefits expense primarily due to a change in hospitalization coverage, offset by an increase of $75,000 in Pension Plan, Supplemental Employee Pension Plan
(SERP) and Director's Retirement Plan (DRP) costs and $21,000 in compensation expense.

Income Tax Expense. The provision for income tax totaled $499,000 for the nine months ended December 31, 1999, as compared to $335,000 for the nine months ended December 31, 1998. The $164,000 or 49.0% increase was due to increased taxable income.

Liquidity and Capital Requirements

The Company's subsidiary bank, First Carnegie Deposit, is subject to various requirements administered by the federal banking agencies. The Bank is required by Section 6 of the Home Owners' Loan Act ("HOLA") to hold a prescribed amount of statutorily defined liquid assets. The Director of the OTS may, by regulation, vary the amount of the liquidity requirement, but only within pre-established statutory limits. The requirement must be no less than four percent and no greater than ten percent of the Bank's net withdrawable accounts and borrowings payable on demand or with unexpired maturities of one year or less. The minimum required liquidity is currently 4%. The Bank's average liquidity ratio was 151.37% and 129.98%, at December 31, 1999 and March 31, 1999, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On December 31, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:

                                      Amount         Percent
                                      ------         -------
                                       (Dollars in thousands)

Tangible capital                       $24,166         15.57%
Tangible capital requirement             2,327          1.50%
                                       -------         -----
Excess over requirement                $21,839         14.07%
                                       =======         =====

Core capital                           $24,166         15.57%
Core capital requirement                 4,655          3.00%
                                       -------         -----
Excess over requirement                $19,511         12.57%
                                       =======         =====

Risk based capital                     $24,744         52.73%
Risk based capital requirement           3,754          8.00%
                                       -------         -----
Excess over requirement                $20,990         44.73%
                                       =======         =====


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


Year 2000 Compliance Issues

Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000 and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Company has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Company.

Nevertheless, it is too soon to conclude that there will not be any problems arising form the Year 2000 problem, particularly at some of the Company's vendors. The Company will continue to monitor its significant vendors of goods and services with respect to Year 2000 problems they may encounter as those issues may effect the Company's ability to continue operations, or might adversely affect the Company's financial position, results of operations and cash flows. The Company does not believe at this time that these potential problems will materially impact the ability of the Company to continue its operations, however, no assurance can be given that this will be the case.

The expectations of the Company contained in this section on Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this section are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward-looking statements.

                          PART II - OTHER INFORMATION


Item 1.Legal Proceedings.
       -----------------

    The Company was not engaged in any legal proceeding of a material nature at December 31, 1999. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at December 31, 1999 that would have a material effect on the operations or income of the Company.


Item 2.Changes in Securities.
       ---------------------

    Not applicable.


Item 3.Defaults Upon Senior Securities
       -------------------------------

    Not applicable.


Item 4.Submission of Matters to a Vote of Security-Holders.
       ---------------------------------------------------

    Not applicable.


Item 5.Other Information.
       -----------------

    Not applicable.


Item 6.Exhibits and Reports on Form 8-K.
       --------------------------------

     a)   Not applicable

     b) No reports on Form 8-K were filed during the third quarter of fiscal 2000, however, on January 28, 2000, the Company filed a Current Report on Form 8-K reporting a change in its auditors.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         SKIBO FINANCIAL CORP.


/s/ Walter G. Kelly                                      /s/ Carol A. Gilbert
-------------------------------------------------        --------------------
Walter G. Kelly                                          Carol A. Gilbert
President and Chief Executive Officer                    Chief Financial and Operating Officer and Treasurer
(Duly Authorized Representative)                         (Principal Financial and Accounting Officer)

Date: February 4, 2000                                   Date: February 4, 2000
