Form 10KSB
period 2000-03-31
SKIBO FINANCIAL CORP
filed 2000-06-08
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended March 31, 2000
                          --------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:  000-25009
                  ---------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                United States                                 25-1820465
---------------------------------------------             -------------------
         (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

242 East Main Street, Carnegie, Pennsylvania                    15106
--------------------------------------------              ----------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $10,192,000

     The registrant's voting stock is traded on the Nasdaq SmallCap Market under the symbol "SKBO." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the trading price of the registrant's "Common Stock" as reported by the Nasdaq SmallCap Market on May 24, 2000, was $6,958,491 ($6.31 per share based on 1,102,772 shares of "Common Stock" outstanding).

     As of May 24, 2000, the registrant had 3,287,426 shares of "Common Stock" outstanding.

     Transitional Small Business Disclosure Format (check one)   Yes      No  X
                                                                     ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Part II -- Portions of the registrant's 2000 Annual Report to Stockholders.
2. Part III -- Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business
-----------------

The Stock Holding Company and The Bank

         First Carnegie Deposit (the "Bank") was originally chartered in 1924 as Fidelity Building and Loan. In January 1939, the Bank's name changed to First Federal Savings and Loan Association of Carnegie. The name was again changed on December 17, 1996 to First Carnegie Deposit. On April 4, 1997, the Bank reorganized from a mutual savings bank into a federal mutual holding company structure, whereby the Bank exchanged its federal mutual savings bank charter for a federal stock savings bank charter and formed Skibo Bancshares, M.H.C. (the "MHC"), a federally chartered mutual holding company.

         On October 29, 1998, the Bank reorganized into a two-tier holding company structure. The Bank became a wholly-owned subsidiary of Skibo Financial Corp. (the "Company"), a stock corporation which is majority owned by the MHC. The Company was incorporated solely for the purpose of becoming a savings and loan holding company and had no prior operating history.

         All references in this document to the Company include activities of both Skibo Financial Corp. and First Carnegie Deposit on a consolidated basis unless the context requires otherwise.

         The Company's and Bank's executive offices are located at 242 E. Main Street, Carnegie, Pennsylvania 15106. The telephone number is (412) 276-2424.

The Mutual Holding Company

         The Company is a majority-owned subsidiary of the MHC. The Company, the MHC, and the Bank are each subject to regulations of the Office of Thrift Supervision (the "OTS") of the Department of the Treasury. Pursuant to OTS regulations governing mutual holding companies, the MHC must at all times own more than 50% of the outstanding voting stock of the Company. As the majority (58%) owner of the Company, the MHC elects directors who oversee the affairs and operations of the Company. The MHC currently does not engage in any business activity other than to hold the majority of Company Common Stock and to invest a small amount of funds retained at the MHC. At March 31, 2000, the MHC's assets consisted of a majority ownership interest in the Company and approximately $97,000 in cash. The MHC had no liabilities at March 31, 2000.

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

Lending Activities
------------------

         General. At March 31, 2000, the Company's net portfolio of loans receivable totaled $56.5 million as compared to $65.3 million at March 31, 1999. Net loans receivable comprised 37.0% of Company total assets and 74.8% of total deposits at March 31, 2000, as compared to 42.1% and 84.9%, respectively, at March 31, 1999. The principal categories of loans in the Company's portfolio are one- to four-family and multi-family residential real estate loans, commercial real estate loans (including farms), government agency guaranteed and/or insured real estate loans and SBA and other government guaranteed consumer and commercial loans. At March 31, 2000, net government agency guaranteed or insured loans comprised 38.7% of the Company's net loan portfolio. At March 31, 2000, there were no mortgage loans categorized as held-for-sale.

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

                                                                   At March 31,
                                                ----------------------------------------------------
                                                           2000                      1999
                                                ------------------------   -------------------------
                                                             (Dollars in thousands)
Type of Loans:
-------------
Real Estate:
  One- to four-family .......................   $ 20,557         36.3%     $ 21,839          33.3%
  Government agency guaranteed and/or insured     11,739         20.7        12,814          19.5
  Multi-family ..............................      2,332          4.1         2,510           3.8
  Commercial* ...............................     11,080         19.5        13,175          20.1
Consumer and commercial loans:
  SBA guaranteed ............................      7,876         13.9        11,083          16.9
  Other government agency guaranteed ........      2,073          3.7         3,076           4.7
  Savings account ...........................        390           .7           350            .5
  Other .....................................        621          1.1           757           1.2
                                                --------        -----      --------         -----
      Total loans ...........................     56,668        100.0%       65,604         100.0%
                                                                =====                       =====
Add (deduct):
  Premium/discount ..........................        297                        411
  Loans in process ..........................         --                        (81)
  Deferred loan origination fees and costs ..        (36)                       (50)
  Allowance for loan losses .................       (425)                      (575)
                                                --------                  ---------
      Loans receivable, net .................   $ 56,504                  $  65,309
                                                ========                  =========

-----------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

         Loan Maturity Table. The following table sets forth the remaining contractual maturities of the Company's loan portfolio at March 31, 2000. The table does not include the effect of future prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $13.1 million and $19.7 million for the years ended March 31, 2000 and 1999, respectively. Adjustable rate loans are shown as maturing based on contractual maturities. Loans on demand are reported as due within three months.

                                        Government
                                          Agency
                               1-4      Guaranteed    Multi-family     SBA and       Other
                              Family      and/or          and           Other       Consumer
                               Real       Insured      Commercial     Government      and
                              Estate    Real Estate   Real Estate*    Guaranteed   Commercial      Total
                              -------   -----------   ------------   ------------  ----------    ----------
                                                                     (In Thousands)
Amounts Due:
Within 3 months .........   $      5      $      3      $     --      $      4      $    390      $    402
3 months to 1 Year ......          6            --            --           194            --           200
After 1 year:
  1 to 3 years ..........        959           198           101           718            12         1,988
  3 to 5 years ..........        693            --            76         1,269             6         2,044
  5 to 10 years .........      1,080           513         2,837         2,488           603         7,521
  10 to 20 years ........      5,499         4,241         7,184         5,000            --        21,924
  Over 20 years .........     12,315         6,784         3,214           276            --        22,589
                            --------      --------      --------      --------      --------      --------
Total due after one year      20,546        11,736        13,412         9,751           621        56,066
                            --------      --------      --------      --------      --------      --------
Total amount due ........     20,557        11,739        13,412         9,949         1,011        56,668
Add or (deduct):
Allowance for loan losses       (122)           (7)         (289)           (2)           (5)         (425)
Deferred loan fees ......         (5)           (2)          (29)           --            --           (36)
Premium (discount) ......        101           116           (22)          102            --           297
                            --------      --------      --------      --------      --------      --------
Loans receivable, net ...   $ 20,531      $ 11,846      $ 13,072      $ 10,049      $  1,006      $ 56,504
                            ========      ========      ========      ========      ========      ========

--------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

         The following table sets forth at March 31, 2000, the dollar amount of all loans contractually due after March 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.


                                                Fixed Rates  Adjustable Rates     Total
                                                -----------  ----------------     -----
                                                               (In Thousands)
One- to four-family ...........................    $16,007        $ 4,539        $20,546
Government agency guaranteed and/or
  insured real estate .........................     11,481            255         11,736
Multi-family and commercial real estate* ......     10,633          2,779         13,412
SBA guaranteed ................................      3,480          4,215          7,695
Other government guaranteed ...................      1,280            776          2,056
Other consumer and commercial .................        229            392            621
                                                   -------        -------        -------
Total .........................................    $43,110        $12,956        $56,066
                                                   =======        =======        =======


-------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

         The following table sets forth the Company's total loan originations, purchases and principal repayments for the periods indicated:


                                                          Year Ended March 31,
                                                          --------------------
                                                          2000           1999
                                                          ----           ----
                                                            (In Thousands)
Total gross loans receivable at
   beginning of period ...........................      $ 65,604       $ 68,089
                                                        ========       ========
Loans originated:
  One- to four-family real estate ................           304            269
  Multi-family and commercial real
    estate* ......................................            32            472
  Other consumer and commercial ..................           256            766
                                                        --------       --------
Total loans originated ...........................      $    592       $  1,507
                                                        ========       ========
Loans purchased:
  One- to four-family real estate ................      $  1,610       $  7,546
  Guaranteed and/or insured real estate ..........         1,120          3,610
  Multi-family and commercial real
    estate* ......................................           247          2,909
  SBA guaranteed .................................           573            294
  Other government guaranteed ....................            --          1,121
  Other consumer and commercial ..................            --            180
                                                        --------       --------
Total loans purchased ............................      $  3,550       $ 15,660
                                                        ========       ========
Less:
  Loan principal repayments ......................      $ 13,078       $ 19,652
                                                        --------       --------
Net loan activity ................................        (8,936)        (2,485)
                                                        ========       ========
Total gross loans receivable at
    end of period ................................      $ 56,668       $ 65,604
                                                        ========       ========


-----------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

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

         Adjustable rate mortgage loans decrease the risks associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the adjustable rate mortgage loan documents and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2000, $4.5 million of the Company's one- to four-family loan portfolio had adjustable rates of interest.

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

         During the year ended March 31, 2000, the Company purchased $1.6 million of one- to four-family loans, all of which were fixed rate mortgages.

         Government Agency Guaranteed and/or Insured Real Estate. The Company acquires Farm Service Agency ("FSA") and United States Department of Agriculture ("USDA") commercial loans including farms, Federal Housing Administration ("FHA") and GNMA project loans, and other FHA and Veterans Administration ("VA") loans from approved dealers. During the year ended March 31, 2000, the Company purchased whole loans or a participating interest in government guaranteed mortgage loans totaling $1.1 million.

         Of the $11.7 million balance of government guaranteed loans at March 31, 2000, FSA and USDA, FHA and GNMA project, FHA, and VA loans amounted to $5.4 million, $4.1 million, $1.6 million and $577,000, respectively.

         FSA and USDA loans are secured by farm real estate located in various parts of the United States. For certain risks associated with farm lending, see "Agricultural Related Lending." FSA and USDA loans are guaranteed as to interest and 90% of the principal. The Company reduces its risk by purchasing only the guaranteed portions of a FSA or USDA loan.

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

         Under the agreement with PWFC, which extends to AgChoice, the Company participates on a 90% basis in secured long-term real estate mortgage loans and short-and intermediate-term loans for agricultural production or operating purposes, some of which are FSA or USDA insured. The Company attempts to participate in loans located in its market area; however, all PWFC participation loans are on properties located in Pennsylvania. See "Agricultural Related Lending" and "Government Agency Guaranteed and/or Insured Real Estate".

         During the year ended March 31, 2000, the Company purchased from AgChoice a participating interest in adjustable rate farm loans totaling $328,000, which are included in the Company's commercial real estate portfolio. The ARMs typically reprice every year, although some adjust every 3 to 5 years and some adjust monthly. The Company's ARMs repricing every one to five years are generally indexed to the one- and three-year CMT and the ARMs repricing monthly are generally indexed to Prime.

         Loans secured by commercial (including farms) and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. However, the Company believes that the higher yields and shorter terms compensate the Company for the increased credit risk associated with such loans. Furthermore, in accordance with the Company's classification of assets policy and procedure, the Company requests annual financial statements on major loans secured by commercial and multi-family real estate. At March 31, 2000, the largest multi-family real estate loan totaled $667,000 and consisted of an apartment building, located in Hopewell Township, Beaver County, Pennsylvania. The Company's largest commercial real estate loan totaled $1.1 million at March 31, 2000, and consisted of an office building located in Carnegie, Pennsylvania. See also "Loans to One Borrower."

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

         The Company purchases only the SBA guaranteed portion of the loan. Because the purchased portion is guaranteed, such loans have lower yields than other types of loans. These loans are generally sold at a premium, primarily due to the SBA's guarantee. The nonguaranteed portion of the loan is retained and serviced by the originator or such other third party. Servicers are required to service all SBA loans in accordance with the SBA's rules and regulations. During the year ended March 31, 2000, the Company purchased $573,000 of SBA loans.

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

         At March 31, 2000, the Company's agricultural loans totaled $2.1 million, all of which were government guaranteed loans.

         Consumer Loans. The Company offers consumer loans in order to provide a wider range of financial services to its customers. Federal savings associations are permitted to make secured and unsecured consumer loans up to 35% of their assets. In addition, savings associations have lending authority above the 35% limitation for certain consumer loans, such as home equity, home improvement, mobile home, and savings account or passbook loans.

         In connection with consumer loan applications (excluding savings account loans), the Company verifies the borrower's income and reviews a credit report. In addition, the relationship of the loan to the value of the collateral is considered. Due to the type and nature of the collateral, and, in some cases the absence of collateral, consumer loans generally have shorter terms, higher interest rates and involve more credit risk as compared to one- to four-family residential loans. Consumer lending collections are typically dependent upon the borrower's continuing financial stability, and thus, are more likely to be adversely effected by job loss, divorce, illness, and personal bankruptcy. Generally, collateral for consumer loans depreciates rapidly and often does not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often warrants litigation against the borrower and is usually turned over to a collection agency or law firm which is costly to the Company. The Company attempts to limit its exposure in consumer lending by originating only a small amount of such loans and by focusing on consumer loans secured by deposit accounts.

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

         Loan Servicing. The Company services the loans it originates. The Company also services a small number of loans for another institution. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard, flood, and mortgage insurance premiums, are maintained in escrow accounts at the Company. The Company does not service any of the loans it purchases as such loans are primarily purchased on a servicing released basis. The Company does, however, monitor the servicers of purchased loans to ensure accurate and timely payments. At March 31, 2000, the Company had $46.7 million of its total loan portfolio serviced by others and $10.0 million were serviced by the Company.

         Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 45 days of the date of issuance. The Company charges no commitment fees or points to lock in rates or to secure commitments. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 45 day limit. At March 31, 2000, the Company had no outstanding commitments.

         Loans to One Borrower. Federal regulations limit loans-to-one borrower or an affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Company. The Company is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At March 31, 2000, the Company was in compliance with applicable loans-to-one borrower limitations.

         At March 31, 2000, the Company's largest lending relationship was $1.6 million. This relationship consisted of two loans secured by two office buildings located in Carnegie, Pennsylvania. The second largest lending relationship consisted of two loans totaling $756,000 secured by an office building located in Pittsburgh, Pennsylvania and a 36 unit apartment complex located in Hopewell Township, Beaver County, Pennsylvania. The third largest lending relationship consisted of three loans totaling $696,000 secured by apartment buildings located in South Fayette Township and Crafton Borough, Pennsylvania. At March 31, 2000, these loans were performing in accordance with their terms.

Non-Performing and Problem Assets

         Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 30 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the mortgage. If payment is still delinquent after approximately 60 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Late charges are also imposed in accordance with the mortgage. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, the account is turned over to an attorney for collection or foreclosure and the borrower is notified when foreclosure has commenced. At March 31, 2000, loans past due greater than 90 days totaled $48,000 or .03% of total assets.

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

                                                                 At March 31,
                                                              -----------------------
                                                                 2000      1999
                                                                 ----      ----
                                                              (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family .......................................    $  --     $ --
  Government agency guaranteed and/or
    insured real estate .....................................       --      296
  Multi-family and commercial* ..............................       --       68


Non-mortgage loans:
  SBA and other government
    guaranteed and/or insured ...............................       --      321
  Other consumer and commercial .............................       --       --
                                                                 -----     ----
Total .......................................................    $  --     $685
                                                                 =====     ====

Accruing loans which are contractually  past due 90 days
 or more:
Mortgage loans:
  One- to four-family .......................................    $  45     $ 24
  Government agency guaranteed and/or
    insured real estate .....................................        3       --
  Multi-family and commercial* ..............................       --       --
Non-mortgage loans:
  Other government guaranteed
    and/or insured ..........................................       --      109
  Other consumer and commercial .............................       --       --
                                                                 -----     ----
Total .......................................................    $  48     $133
                                                                 =====     ====
Total non-accrual and accrual loans .........................    $  48     $818
                                                                 =====     ====
Real estate owned ...........................................    $  --     $ --
                                                                 =====     ====
Total non-performing assets .................................    $  48     $818
                                                                 =====     ====

Total non-performing loans to net loans .....................      .08%    1.25%
                                                                 =====     ====

Total non-performing loans to total assets ..................      .03%     .53%
                                                                 =====     ====

Total non-performing assets to total assets .................      .03%     .53%
                                                                 =====     ====

-----------
*    Includes farm real estate loans.

         There are no loans accounted for on a non-accrual basis; therefore, all interest was recorded and included in the Company's interest income for the year ended March 31, 2000.

         The Company's three largest non-performing loans are secured by single family properties, two of which are located in Carnegie, Pennsylvania, and the third is located in Pittsburgh, Pennsylvania.

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

         In accordance with its classification of assets policy, the Company regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2000, the Company had classified $50,000 of loans as substandard and no loans were classified as doubtful, loss, or special mention. Of the $50,000 classified, $48,000 represents the principal balance of such loans and $2,000 represents an advance for taxes on one of the properties.

         The largest classified asset is a single-family mortgage with an outstanding principal balance of approximately $29,000. The owner of the property is deceased and an estate is being established. A claim will be made against the estate.

         Allowance for Loan Losses. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. Provisions for losses on loans are charged to operations in an amount that results in an allowance for loan losses sufficient, in management's judgement, to cover losses based on management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience of the Company, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. The Board of Director's Classified Asset Committee reviews and approves the loan loss reserve on a quarterly basis.

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

         At March 31, 2000, the Company's allowance for loan losses totaled $425,000 or .75% of net loans receivable and 885.4% of non-performing loans, as compared to $575,000 or .88% of net loans receivable and 70.3% of non-performing loans at March 31, 1999.

         Analysis of Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:


                                                            At March 31,
                                                       -------------------------
                                                          2000         1999
                                                       ----------    -----------
                                                        (Dollars in Thousands)

Total loans outstanding, net ....................      $ 56,504        $ 65,309
                                                       ========        ========
Average loans outstanding, net ..................      $ 59,521        $ 65,591
                                                       ========        ========
Allowance balances (at beginning of
    period) .....................................      $    575        $    549

Provision:
   One- to four-family residential ..............           (14)              9
   Multi-family and commercial real
      estate* ...................................          (117)             10
   Consumer and commercial ......................           (19)              6

Charge-offs:
   One- to four-family residential ..............            --              --
   Multi-family and commercial
      real estate* ..............................            --              --
   Consumer and commercial ......................            --              --

Recoveries:
   One- to four-family residential ..............            --              --
   Multi-family and commercial
      real estate* ..............................            --              --
   Consumer and commercial ......................            --               1
                                                       --------        --------

Allowance balance (at end of period) ............      $    425        $    575
                                                       ========        ========
Allowance for loan losses as a percent
     of total loans outstanding .................           .75%            .88%
Net loans charged off as a percent of
     average loans outstanding ..................            --%             --%


-----------
*    Includes farm real estate loans.

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

                                                                          At March 31,
                                                    -----------------------------------------------------
                                                               2000                        1999
                                                    ---------------------------  ------------------------


                                                                   Percent of                Percent of
                                                                 Loans in Each             Loans in Each
                                                                  Category to               Category to
                                                      Amount      Total Loans    Amount     Total Loans
                                                      ------      -----------    ------     -----------
                                                                           (Dollars in Thousands)
Loan Type:
  One- to four-family real estate..................    $122           36.3%      $142           33.3%
  Government agency guaranteed
     and/or insured real estate....................       7           20.7         16           19.5
  Multi-family and commercial real estate*.........     289           23.6        391           23.9
  SBA and other guaranteed.........................       2           17.6         22           21.6
  Other consumer and commercial....................       5            1.8          4            1.7
                                                       ----          -----        ---          -----

Total                                                  $425          100.0%      $575          100.0%
                                                        ===          =====        ===          =====

---------------
*    Includes farm real estate loans.

         Real Estate Owned. Real estate acquired by the Company as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired, it is recorded at the lower of the cost or fair value at the date of acquisition and any write down resulting therefrom is charged to the allowance for losses on real estate owned. All costs incurred in maintaining the Company's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. At March 31, 2000, the Company had no real estate owned.

Investment Activities of the Company

         Investment Securities. The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Company has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Company's loan origination and other activities. At March 31, 2000, the Company's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, state, county and municipal obligations, mortgage-backed and asset-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments.

         The Company's investment portfolio at March 31, 2000 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies.

         Mortgage-Backed Securities. The Company invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally government sponsored or quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, GNMA, and FNMA.

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

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment and mortgage-backed securities portfolio, short-term investments, and FHLB stock at the dates indicated. At March 31, 2000, the market value of the Company's investment securities portfolio and mortgage-backed securities portfolio were $24.9 million and $57.8 million, respectively.

                                                               At March 31,
                                                            --------------------
                                                              2000         1999
                                                            --------     -------
                                                                (In Thousands)
Investment securities held to maturity:
  U.S. Agency securities .............................      $23,894      $22,509
  Asset-backed securities* ...........................        2,116        1,778
  State, county and municipal obligations ............          506          356
  Other investment securities ........................          180          444
                                                            -------      -------
   Total investment securities
        held to maturity .............................       26,696       25,087
Interest-bearing deposits ............................        1,280        1,211
FHLB stock ...........................................        2,615        2,465
Mortgage-backed securities held to maturity ..........       59,181       54,365
                                                            -------      -------
        Total investments ............................      $89,772      $83,128
                                                            =======      =======

------------
*    Asset-backed securities consist of FNMA, FHLMC and GNMA guaranteed REMICs.

         The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company's investment and mortgage-backed securities portfolio at March 31, 2000.


                                    After One Year     After Five Years
                  Within One Year Through Five Years  Through Ten Years   After Ten Years   Total Investment Securities
                  --------------- ------------------  -----------------   ----------------- ----------------------------

                   Carrying Average Carrying Average Carrying    Average Carrying  Average  Carrying    Average  Market
                    Value    Yield   Value    Yield    Value      Yield   Yield      Value    Yield      Value    Value
                   ------- ------  -------- -------   -------    ------- --------  -------   -------   -------- --------
U.S. Agency
  Obligations .   $    --     --%  $   226   7.05%    $ 2,550      6.65% $21,118      6.76% $23,894      6.75%  $22,271
State, county
  and municipal
  obligations .        --     --        --     --         150      7.00      356      7.17      506      7.12       502
Asset-backed
  securities ..        --     --        --     --         137      7.94    1,979      7.08    2,116      7.14     1,992
Mortgage-Backed
  Securities ..         1   7.50       375   7.36       2,647      7.68   56,158      6.93   59,181      6.96    57,840
Other
  Investments .        --     --        --     --          90      7.03       90      6.50      180      6.76       163
                  -------          -------            -------             -------           -------             -------
  Total .......   $     1   7.50%  $   601   7.25%    $ 5,574      7.18%  $79,701     6.89% $85,877      6.91%  $82,768
                  =======   ====   =======   ====     =======      ====   =======     ====  =======      ====   =======


Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. The Company also derives funds from the
(1) amortization and prepayment of loans, (2) sales, maturities, and calls of securities, and (3) operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company also borrows funds from the FHLB. See also "Borrowings."

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

         Deposit Portfolio. Deposits in the Company at March 31, 2000, were represented by various types of deposit programs described below.




                                   Original        Interest      Minimum          Balance at             Percentage of
Category                             Term           Rate(1)    Balance Amount    March 31,2000(2)        Total Deposits
--------                       ----------------    --------    --------------    ----------------        --------------

NOW Accounts                   None                   1.25%           $  200          $ 4,112                  5.44%
Non-Interest Checking          None                     --               200            1,067                  1.41
Passbook Accounts              None                   2.65                10           16,750                 22.16
Money Market Accounts          None                   2.40             1,000            3,474                  4.60

Certificates of Deposit:

Fixed Term, Fixed Rate         1-3 Months             3.80             1,000              136                   .18
Fixed Term, Fixed Rate         4-6 Months             4.35             1,000            7,524                  9.95
Fixed Term, Fixed Rate         7-12 Months            4.50               500            9,633                 12.74
Fixed Term, Fixed Rate         13-24 Months           4.75               500            5,836                  7.72
Fixed Term, Fixed Rate         25-36 Months           5.00               500            6,863                  9.08
Fixed Term, Fixed Rate         37-48 Months           5.00               500            1,391                  1.84
Fixed Term, Fixed Rate         49-120 Months          5.40               500            8,620                 11.41
Fixed Term, Variable Rate      18 Months              4.30               100              223                   .30
Jumbo Certificate              Various             Various          $100,000            9,954                 13.17
                                                                                       ------                ------
                               Total Deposits                                        $ 75,583                100.00%
                                                                                       ======                ======

---------------
(1)  Interest rate offerings as of March 31, 2000.
(2)  In thousands.

The following table sets forth the amounts of certificates of deposit classified by rate at the dates indicated.


                                         As of March 31,
                                   -------------------------
                                    2000               1999
                                    ----               ----
                                         (In Thousands)
                 Interest Rate
                 3.00-3.99%...... $     47          $    249
                 4.00-4.99.......   14,111            16,371
                 5.00-5.99.......   23,845            25,899
                 6.00-6.99.......    9,434             4,021
                 7.00-7.99.......    2,743             4,278
                 8.00-9.99.......       --               226
                                    ------            ------
                      Total...... $ 50,180          $ 51,044
                                    ======            ======


The following table sets forth the amount and maturities of certificates of deposit at March 31, 2000.

                                             Amount Due
                 -----------------------------------------------------------------------------
                  On or before   On or before  On or before       After
                    March 31,      March 31,     March 31,       March 31,
Interest Rate         2001           2002          2003            2003           Total
-------------         ----           ----          ----            ----           -----
                                              (In Thousands)

3.00-3.99%......   $     47        $    --       $    --         $    --       $     47
4.00-4.99%......     13,296            815            --              --         14,111
5.00-5.99%......     13,833          3,147         2,149           4,716         23,845
6.00-6.99%......      2,998          2,968         1,394           2,074          9,434
7.00-7.99%......      1,234             22            24           1,463          2,743
                   --------        -------       -------         -------       --------
     Total         $ 31,408        $ 6,952       $ 3,567         $ 8,253       $ 50,180
                   ========        =======       =======         =======       ========


         Jumbo Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2000. The bank has never used brokered deposits.

                                               Jumbo
                                            Certificates
Maturity Period                              of Deposit
---------------                              ----------
                                           (In Thousands)
Within three months....................        $ 1,466
Three through six months...............          2,835
Six through twelve months..............          2,619
Over twelve months.....................          3,034
                                               -------
                                               $ 9,954
                                               =======

         Savings Deposit Activity. The following table sets forth the savings activities of the Company for the periods indicated:

                                              Year Ended March 31,
                                              --------------------
                                              2000           1999
                                              ----           ----
                                               (In Thousands)
Net decrease
  before interest credited ............      $(4,045)      $(3,098)
Interest credited .....................        2,711         2,789
                                             -------       -------
Net decrease in
  savings deposits ....................      $(1,334)      $  (309)
                                             =======       =======

Borrowings

         The Company may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Company's stock in the FHLB of Pittsburgh and a portion of the Company's mortgage-backed securities portfolio. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. For the period ended March 31, 2000, the effective annualized cost of borrowings from the FHLB was 5.22%.

         The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Company had during the periods indicated.

                                                                During the
                                                           Year Ended March 31,
                                                           --------------------
                                                           2000            1999
                                                           ----            ----
                                                              (In Thousands)

Average balance outstanding ......................       $ 1,821        $ 4,875
Maximum balance at end of any month ..............         7,400         15,500
Balance outstanding end of period ................         6,000             --
Weighted average rate during period ..............          6.06%          5.94%
Weighted average rate at end of period ...........          6.59%            --%

Bank Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At March 31, 2000, the Bank was authorized to invest up to $3.1 million or 2% of its assets. At March 31, 2000, the Bank had one wholly-owned subsidiary, Fedcar, Inc. ("Fedcar"). The Bank dissolved its Delaware Corporation, Carnegie Federal Funding Corporation ("CFFC").

         Fedcar is a Pennsylvania corporation organized in 1973. Its current activities consist solely of collecting an immaterial amount of insurance commissions. At March 31, 2000, Fedcar had total assets, liabilities, and equity of $18,000, $0, and $18,000, respectively.

         Carnegie Federal Funding Corporation was a Delaware corporation organized in January 1986 to issue and service collateralized bonds in the form of collateralized mortgage obligations ("CMOs"). CFFC fully repaid the CMO in September 1999 and the corporation was subsequently dissolved.

Personnel

         As of March 31, 2000, the Company had 18 full-time employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

         The Company must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company and the Bank, and their operations. The changes to federal banking law affected by the Gramm-Leach-Bliley Act are not expected to materially impact the Company or the Bank.

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended March 31, 2000, approximated $38,000.

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

         (iii) A mid-tier stock holding company is subject to the same dividend waiver restrictions as those imposed on the savings association; accordingly, in waiving any dividend paid by the mid-tier stock holding company, the mutual holding company is required to follow the same procedures it currently follows in waiving dividends paid by the savings association.

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

         The capital regulations also incorporated an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 2000, the Bank met each of its capital requirements.


         The following table presents the Bank's capital position at March 31, 2000.


                    Actual         Required  Excess    Actual     Required
                    Capital        Capital   Amount    Percent    Percent
                    -------        -------   ------    -------    -------
                                (Dollars in thousands)

Tangible            $24,397          $2,284  $22,113   16.02%       1.50%
Core (Leverage)     $24,397          $4,569  $19,828   16.02%       3.00%
Risk-based          $24,822          $3,689  $21,133   53.83%       8.00%


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

Dividend and Other Capital Distribution Limitations

         The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends. A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distributions, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution by an institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test

         Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of March 31, 2000, qualified thrift investments of the Bank were approximately 93.46% of its portfolio assets, and therefore in compliance with the OTS requirement.

Transactions With Affiliates

         The Company is subject to certain restrictions on loans to the MHC or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the MHC or its non-bank subsidiaries. The Company is subject to certain restrictions on most types of transactions with the MHC or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition, the Company is subject to restrictions on loans to its executive officers, directors and principal stockholders.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At March 31, 2000, the Bank had outstanding advances of approximately $49.0 million from the FHLB of Pittsburgh.

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

Federal Reserve System

         The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At March 31, 2000, the Company was in compliance with these requirements.

         Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System. The Company had no borrowings from the Federal Reserve System at March 31, 2000.

Regulation of the Mutual Holding Company

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

Proposed Regulation

         The OTS has announced that it will consider amending its capital standards so as to more closely conform its requirements to those of the other federal banking agencies. The impact of this possible change is not expected to materially impact the Bank. The impact on the Company cannot yet be determined.

Item 2.  Description of Property.
--------------------------------

         (a) Properties. Currently, the Company operates from its main office in Carnegie, Pennsylvania and branch offices in McKees Rocks and Washington, Pennsylvania. The Company owns its main office facility as well as its Washington branch office. The current lease for the McKees Rocks branch expires March 25, 2010, with a monthly renewal option thereafter. The total net book value of the Company's investment in premises and equipment at March 31, 2000, was approximately $626,000.

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

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business -- Lending  Activities,"  "Item 1. Business -- Regulation" and "Item
2. Description of Property, (a) Properties" above.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not Applicable.

                                     PART II



Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

         The information contained under the sections captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the year ended March 31, 2000 (the "Annual Report") is incorporated herein by reference. The Annual Report is included as Exhibit 13 to this Form 10-KSB.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The required information is contained in the sections captioned "Average Balance Sheet, Interest Rates, and Yield", "Rate/Volume Analysis" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                         PAGE
                                                                         ----

Independent Auditors' Report                                              12

Consolidated Statements of Financial Condition
    as of March 31, 2000 and 1999                                         13

Consolidated Statements of Income and Comprehensive Income
    for the Years Ended March 31, 2000 and 1999                           14

Consolidated Statements of Stockholders' Equity for the Years Ended
    March 31, 2000 and 1999                                               15

Consolidated Statements of Cash Flows for the Years
    Ended March 31, 2000 and 1999                                         16

Notes to Consolidated Financial Statements                                17


         The  report of the prior  independent  auditor  follows as part of this
Item 7.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Skibo Financial Corp.:

We have audited the consolidated statement of financial condition of Skibo Financial Corp. and subsidiaries (formerly First Carnegie Deposit) as of March 31, 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skibo Financial Corp. and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            /s/ KPMG LLP





Pittsburgh, Pennsylvania
April 30, 1999

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         On January 21, 2000, pursuant to direction from the Board of Directors ("Board") of Skibo Financial Corp., Carnegie, Pennsylvania, ("Corporation"), the Board's Audit Committee unanimously determined that it would discontinue the engagement of KPMG LLP, Pittsburgh, Pennsylvania, ("KPMG") as its independent auditors. Furthermore, the Audit Committee determined that the Corporation will engage Stokes Kelly & Hinds, LLC, Pittsburgh, Pennsylvania ("SKH") , as the
Corporation's auditors for the fiscal year ending March 31, 2000. The Corporation's decisions were effective January 21, 2000.

         KPMG audited the consolidated financial statements of the Corporation for the year ended March 31, 1999 and its successor, First Carnegie Deposit, for the year ended March 31, 1998. The Corporation and First Carnegie Deposit, are collectively referred to herein as the ("Corporation"). The audit reports of KPMG on the consolidated financial statements of the Corporation as of and for the years ended March 31, 1999 and 1998 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

         During the two fiscal years ended March 31, 1999 and 1998 and the subsequent interim period through January 21, 2000, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

         During the Corporation's two fiscal years ended March 31, 1999 and 1998 and the subsequent interim period preceding SKH's appointment, the Corporation did not consult SKH regarding the application of accounting principles, either completed or proposed, or the type of audit opinion that might be rendered on the Corporation's financial statements.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

         The required information is on page 2 of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders filed with the SEC on June 5, 2000 (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The required information is contained under the sections captioned "Compensation of Directors" and "Executive Compensation" on pages 6-7 in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)  Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof" on pages 1-2 of the Proxy Statement.

         (b)  Security Ownership of Management

         Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof", and "Proposal I - Election of Directors" on pages 1-4 of the Proxy Statement.

         (c) Change in Control

              Not Applicable.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Indebtedness of Management and Transactions with Certain Related Parties" on page 8 of the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

         (a)  Exhibits

              3.1   Charter of Skibo Financial Corp.(1)

              3.2   Bylaws of Skibo Financial Corp.(1)

              10.1  Supplemental Executive Retirement Plan(2)

              10.2  Directors' Retirement Plan(2)

              10.3  Employment Agreements

              10.4  1998 Stock Option Plan(1)

              10.5  1998 Restricted Stock Plan(1)

              13 Annual Report to Stockholders for Fiscal Year Ended March 31, 2000 (Only those portions incorporated by reference in this document are deemed filed.)

              21    Subsidiaries of the Registrant

              23.1  Consent of Stokes Kelly & Hinds, LLC

              23.2  Consent of KPMG LLP

              27    Financial Data Schedule (in electronic filing only)

         (b)  Reports on Form 8-K

         During the fourth quarter of the fiscal year, the Company filed Current Reports on Form 8-K on February 24, 2000 (items 5 and 7), to report an intent to initiate a stock repurchase plan if regulatory authority is received, and January 28, 2000 (Items 4 and 7), to report a change in accountants and file a related letter from the prior accountants.


-------------
1 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-QSB filed with the SEC on November 16, 1998 (SEC File No. 0-25009).

2 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-KSB for the year ended March 31, 1999 (SEC File No. 0-25009).

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SKIBO FINANCIAL CORP.


Date: June 5, 2000                     By: /s/ Walter G. Kelly
                                           ----------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter G. Kelly                                      /s/ Carol A. Gilbert
----------------------------------------------           ---------------------------------------------------
Walter G. Kelly                                          Carol A. Gilbert
President and Chief Executive Officer                    Chief Financial and Operating Officer and Treasurer
(Principal Executive Officer)                            (Principal Financial and Accounting Officer)

Date: June 5, 2000                                       Date: June 5, 2000


/s/ John C. Burne                                        /s/ John T. Mendenhall, Jr.
----------------------------------------------           ---------------------------------------------------
John C. Burne                                            John T. Mendenhall, Jr.
Chairman of the Board and Director                       Director

Date: June 5, 2000                                       Date: June 5, 2000


/s/ Layne W. Craig                                       /s/ Alexander J. Senules
----------------------------------------------           ---------------------------------------------------
Layne W. Craig                                           Alexander J. Senules
Director                                                 Vice President and Secretary and Director

Date: June 5, 2000                                       Date: June 5, 2000

