Form 10QSB
period 2000-06-30
SKIBO FINANCIAL CORP
filed 2000-08-09
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000
                               -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:  000-25009
                  ---------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         United States                                            25-1820465
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

242 East Main Street, Carnegie, Pennsylvania                        15106
---------------------------------------------                   ----------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                               as of July 28, 2000


$0.10 Par Value Common Stock                                  3,214,826  Shares
----------------------------                                  -----------------
 Class                                                          Outstanding

         Transitional Small Business Disclosure Format (check one)
                           Yes        No  X
                               ---       ---

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                                                                          Page
                                                                          ----

PART I.   FINANCIAL INFORMATION
-------   ---------------------


Item 1.   Financial Statements


               Consolidated Statements of Financial Condition (As of
               June 30, 2000 (unaudited) and March 31, 2000) .............  1

               Consolidated Statements of Income (For the three
               months ended June 30, 2000 and 1999 (unaudited)) ..........  2

               Consolidated Statement of Stockholders' Equity (For the
               three months ended June 30, 2000 (unaudited)) .............  3

               Consolidated Statements of Cash Flows (For the three
               months ended June 30, 2000 and 1999 (unaudited)) ..........  4

               Notes to Consolidated Financial Statements ................  5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................  7



PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings .............................................. 10
Item 2.   Changes in Securities .......................................... 10
Item 3.   Defaults Upon Senior Securities ................................ 10
Item 4.   Submission of Matters to a Vote of Security-Holders ............ 10
Item 5.   Other Information .............................................. 10
Item 6.   Exhibits and Reports on Form 8-K ............................... 10


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)


                                                                     June 30,         March 31,
                                                                       2000             2000
                                                                     --------          -------
          ASSETS                                                   (Unaudited)
          ------
Cash and amounts due from depository institutions                  $     423        $     446
Interest-bearing deposits with other institutions                      1,401            1,280
Investment securities:
    Held-to-maturity (market value $24,974 and $24,928)               26,731           26,696
Mortgage-backed securities:
    Held-to-maturity (market value $56,827 and $57,840)               58,157           59,181
Loans receivable, net                                                 55,508           56,504
Accrued interest receivable:
    Investment securities                                                381              427
    Mortgage-backed securities                                           410              410
    Loans receivable                                                     483              486
    FHLB stock                                                            --               43
Federal Home Loan Bank stock, at cost                                  2,615            2,615
Premises and equipment, net                                              608              626
Prepaid expenses and other assets                                      4,388            3,918
                                                                   ---------        ---------
        Total Assets                                               $ 151,105        $ 152,632
                                                                   =========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Liabilities:
    Deposits                                                       $  74,300        $  75,583
    Federal Home Loan Bank advances                                   48,500           49,000
    Advances from borrowers for taxes and insurance                      180              128
    Accrued expenses and other liabilities                             3,252            2,778
                                                                   ---------        ---------
        Total Liabilities                                            126,232          127,489


Stockholders' Equity:
    Preferred stock, 5,000,000 shares authorized; none issued             --               --
    Common stock, $0.10 par value; 10,000,000 shares authorized;
      3,449,974 shares issued                                            345              345
    Additional paid-in capital                                         9,735            9,740
    Treasury stock, at cost (229,631 shares at June 30, 2000
      and 163,111 shares at March 31, 2000)(1)                        (1,560)          (1,119)
    Unearned Employee Stock Ownership Plan (ESOP) shares                (220)            (267)
    Unearned Restricted Stock Plan (RSP) shares                         (171)            (199)
    Retained earnings, substantially restricted                       16,744           16,643
                                                                   ---------        ---------
        Total Stockholders' Equity                                    24,873           25,143
                                                                   ---------        ---------

        Total Liabilities and Stockholders' Equity                 $ 151,105        $ 152,632
                                                                   =========        =========


(1)Included are shares held by the Bank's RSP totaling 10,483 at June 30, 2000 and 7,863 at March 31, 2000, respectively.




See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                For the Three Months Ended June 30, 2000 and 1999

              (Dollar amounts in thousands, except per share data)


                                                                        2000        1999
                                                                        ----        ----
                                                                           (Unaudited)
Interest income:
    Loans receivable                                                  $1,025       $1,149
    Mortgage-backed securities                                         1,007          835
    Investment securities                                                463          404
    Other                                                                 66           98
                                                                      ------       ------
        Total interest income                                          2,561        2,486

Interest expense:
    Savings deposits                                                     815          816
    Federal Home Loan Bank advances                                      672          626
    Bonds payable                                                         --           31
                                                                      ------       ------
        Total interest expense                                         1,487        1,473
                                                                      ------       ------

        Net interest income                                            1,074        1,013

Provision for loan losses                                                 --            1
                                                                      ------       ------
        Net interest income after provision for loan losses            1,074        1,012
Other income:
    Fees and service charges                                               8           19
    Other                                                                 18            9
                                                                      ------       ------
        Total other income                                                26           28

Other expenses:
    Compensation and employee benefits                                   460          490
    Premises and occupancy costs                                          53           54
    Federal insurance premiums                                             4           11
    Other operating expenses                                               8           84
                                                                      ------       ------
        Total other expenses                                             605          639
                                                                      ------       ------

    Income before income taxes                                           495          401

Provision for income taxes                                               212          174
                                                                      ------       ------
        Net income                                                       283          227

Other comprehensive income:
    Unrealized gain on securities available-for-sale, net of tax          --           --
                                                                      ------       ------
        Total comprehensive income                                    $  283       $  227
                                                                      ======       ======

Basic earnings per share                                              $  .09       $  .07
Diluted earnings per share                                            $  .09       $  .07

Weighted average shares outstanding - Basic                        3,230,863    3,348,686
Weighted average shares outstanding - Diluted                      3,230,863    3,348,686



 See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

              For the Three Months Ended June 30, 2000 (unaudited)

              (Dollar amounts in thousands, except per share data)






                                                      Additional                     Unearned    Unearned
                                          Common       Paid-in       Treasury          ESOP         RSP       Retained
                                          Stock       Capital        Stock           Shares      Shares      Earnings      Total
                                          -----------------------------------------------------------------------------------------

Balance at March 31, 2000                   $345          $9,740       $(1,119)        $(267)      $(199)      $16,643     $25,143

Cash dividends declared net
  ($.075 per share regular,
   $.075 per share special)                   --              --            --            --          --          (182)       (182)

Excess of fair value above cost of
 ESOP shares released or
 committed to be released                     --              (5)           --            --          --            --          (5)


Amortization of ESOP liability                --              --            --            47          --            --          47

Amortization of RSP liability                 --              --            --            --          28            --          28

Treasury stock purchased,
 at cost (66,520 shares)                      --              --          (441)           --          --            --        (441)

Net income                                    --              --            --            --          --           283         283
                                        -------------------------------------------------------------------------------------------


Balance at June 30, 2000                    $345          $9,735       $(1,560)        $(220)      $(171)      $16,744     $24,873
                                        ===========================================================================================







See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                For the Three Months Ended June 30, 2000 and 1999

                          (Dollar amounts in thousands)

                                                                          2000       1999
                                                                          ----       ----
                                                                            (Unaudited)
Operating activities:
   Net income                                                           $   283    $   227
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
        Provision for loan losses                                            --          1
        Depreciation                                                         19         20
        Compensation expense-ESOP and RSP                                    70        101
        Net amortization of premiums and discounts                           25         71
        Decrease in accrued interest receivable                              92        252
        Increase in prepaid expenses                                       (470)       (31)
        Increase in accrued interest payable                                137        175
        Decrease in accrued income taxes                                    (53)      (110)
        Other, net                                                          389       (155)
                                                                        -------    -------
         Net cash provided by operating activities                          492        551
                                                                        -------    -------

Investing activities:
   Purchases of premises and equipment                                       (1)        (5)
   Purchases of investment securities held-to maturity                     (300)      (720)
   Purchases of mortgage-backed securities held-to-maturity              (1,459)    (4,117)
   Proceeds from maturities/calls and principal repayments of:
    Investment securities held-to-maturity                                  264      1,503
    Mortgage-backed securities held-to-maturity                           2,468      5,201
   Loans purchased                                                         (653)      (547)
   Net principal repayments on loans                                      1,641      4,962
                                                                        -------    -------
    Net cash provided by investing activities                             1,960      6,277
                                                                        -------    -------

Financing activities:
   Net decrease in savings deposits                                      (1,283)      (401)
   Proceeds from Federal Home Loan Bank advances                          8,500         --
   Repayment of Federal Home Loan Bank advances                          (9,000)        --
   Net increase in mortgage escrow                                           52         55
   Treasury stock purchased                                                (441)       (17)
   Cash dividends paid                                                     (182)      (107)
                                                                        -------    -------
    Net cash used in financing activities                                (2,354)      (470)
                                                                        -------    -------

Net increase in cash and cash equivalents                                    98      6,358
Cash and cash equivalents, beginning of period                            1,726      2,499
                                                                        -------    -------
Cash and cash equivalents, end of period                                $ 1,824    $ 8,857
                                                                        =======    =======
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
    Interest                                                            $ 1,349    $ 1,298
                                                                        =======    =======

    Income taxes                                                        $   346    $   330
                                                                        =======    =======



See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1 -  Basis of Presentation and Principles of Consolidation
          -----------------------------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Skibo Financial Corp., its wholly-owned subsidiary First Carnegie Deposit (the "Bank"), and the Bank's wholly- owned subsidiaries, Fedcar, Inc. and Carnegie Federal Funding Corporation ("CFFC"). Fedcar, Inc. is a service corporation that is currently inactive. CFFC was a special purpose subsidiary that was formed for the issuance of collateralized mortgage obligations. In September 1999, CFFC fully repaid the remaining obligation and subsequently was dissolved.

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

The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2000.

NOTE 2 -  Dividends on Common Stock
          -------------------------

On June 8, 2000, the Board of Directors of the Company declared a $0.075 per share regular cash dividend and a $0.075 per share special cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of June 30, 2000. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on July 14, 2000. Under the interim final rule of the Office of Thrift Supervision (the "OTS") effective July 12, 2000, any waiver of dividends by the M.H.C. will no longer result in the OTS requiring an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have had the effect of diluting the minority stockholders of the Company.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 3 -  Comprehensive Income
          --------------------

For the  three  months  ended  June  30,  2000 and  1999,  the  Company's  total comprehensive income was $283,000 and $227,000, respectively. Total comprehensive income is comprised of net income and other comprehensive income. For both three month periods, there was no other comprehensive income.

NOTE 4 -  Recent Accounting, Regulatory and Other Matters
          -----------------------------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," requires that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The provisions of this statement as amended will be adopted by the Company for its quarterly and annual reporting beginning January 1, 2001. The Company anticipates, based on current activities, that the adoption of SFAS No. 133 will not have a material effect on its financial position or results of operations.

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

The computation of basic and diluted earnings per share is shown in the table below:

                                                                        Three Months Ended
                                                                    ---------------------------

                                                                    June 30,           June 30,
                                                                      2000               1999
                                                                    ---------          --------

Basic EPS computation:
 Numerator-Net Income                                              $ 283,000          $ 227,000
 Denominator-Wt Avg common shares outstanding                      3,230,863          3,348,686
Basic EPS                                                          $     .09          $     .07
                                                                         ===                ===

Diluted EPS computation:
 Numerator-Net Income                                              $ 283,000          $ 227,000
                                                                    ========           ========
 Denominator-Wt Avg common shares outstanding                      3,230,863          3,348,686
 Dilutive Stock Options                                                   --                 --
 Dilutive Unvested RSP                                                    --                 --
                                                                   ---------          ---------
Weighted avg common shares and common stock
   equivalents                                                     3,230,863          3,348,686
Diluted EPS                                                        $     .09          $     .07
                                                                         ===                ===

For the quarters ended June 30, 2000 and 1999, 15,366 and 30,946 RSP shares, respectively, were excluded from the diluted EPS computation due to their anti-dilutive effect. For the quarters ended June 30, 2000 and 1999, 155,246 Option shares were excluded from the diluted EPS computation due to their anti-dilutive effect. Shares outstanding for the three months ended June 30, 2000 and 1999 do not include ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans". Unallocated ESOP shares amounted to 33,046 and 60,585 at June 30, 2000 and 1999, respectively.

NOTE 6 -  Income Taxes
          ------------

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

Changes in Financial Condition

The Company's total assets of $151,105,000 at June 30, 2000, are reflective of a decrease of $1,527,000 or 1.0%, as compared to $152,632,000 at March 31, 2000.
The decrease in total assets was due to decreases in cash, mortgage-backed securities, loans receivable, premises and equipment and accrued interest, partially offset by increases in interest-bearing deposits with other financial institutions, investment securities and prepaid expenses.

The decrease in the Company's liabilities was due to decreases in savings deposits and FHLB advances, offset by an increase in advances from borrowers for taxes and insurance and accrued expenses. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $1,824,000, an increase of $98,000 or 5.7% from the prior quarter. This increase was primarily due to increased interest-bearing deposits maintained at the Federal Home Loan Bank ("FHLB").

Investment Securities. Investment securities totaled $26,731,000 at June 30, 2000, an increase of $35,000 or 0.1%, as compared to $26,696,000 at March 31, 2000. The increase was primarily due to purchases of $300,000 of U.S. Agency securities offset by proceeds received from maturities, calls and payments totaling $264,000.

Mortgage-backed Securities. Mortgage-backed securities totaled $58,157,000 at June 30, 2000, a decrease of $1,024,000 or 1.7%, as compared to $59,181,000 at
March 31, 2000. The decrease was due to principal repayments and maturities totaling $2.5 million, partially offset by purchases of $1.5 million.

Loans Receivable, net. Net loans receivable at June 30, 2000 totaled $55,508,000, a decrease of $996,000 or 1.8%, as compared to $56,504,000 at March
31, 2000. The decrease was primarily due to principal repayments totaling $1.8 million, partially offset by the origination of $90,000 in one- to four-family and $37,000 in consumer loans, and purchases of $326,000 of agricultural non-mortgage and $327,000 of Small Business Administration (SBA) loans.

Deposits. Total deposits, after interest credited, decreased by $1,283,000 or 1.7% to $74,300,000 at June 30, 2000, as compared to $75,583,000 at March 31,
2000. The decrease was primarily due to decreases in certificates of deposit and NOW accounts, partially offset by an increase in passbook and Money Market accounts.

FHLB Advances. FHLB advances totaled $48,500,000 at June 30, 2000, a decrease of $500,000 or 1.0%, as compared to $49,000,000 at March 31, 2000. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $24,873,000 at June 30, 2000, as compared to $25,143,000 at March 31, 2000. The decrease of $270,000 or 1.1% was primarily due to the purchase of 63,900 shares of treasury stock at an average cost of $6.67 per share, and the payment of a $0.075 regular quarterly and $0.075 special cash dividend, partially offset by earnings for the three months ended June 30, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended June 30, 2000 and 1999

Net Income. The Company recorded net income of $283,000 for the three months ended June 30, 2000, as compared to net income of $227,000 for the three months ended June 30, 1999. The $56,000 or 24.7% increase in net income for the three months ended June 30, 2000 was primarily the result of an increase in net interest income and a decrease in other expenses, offset by an increase in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $61,000 or 6.0% for the three months ended June 30, 2000, as compared to the three month period ended June 30, 1999. Although the average balance of interest-earning assets decreased $4.5 million or 3.0%, the average yield earned thereon increased 42 basis points. The average balance of interest-bearing liabilities decreased by $4.3 million or 3.4%, however, the average rate paid thereon increased 21 basis points.

The interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, increased to 2.21% for the three month period ended June 30, 2000 from 2.00% for the three month period ended June 30, 1999. The increase in the interest rate spread was primarily the result of increased yields on the average balances of mortgage-backed and investment securities and other interest earning assets, offset by increased rates paid on the average balances of savings deposits and FHLB advances.

Interest Income. Interest income increased $75,000 or 3.0% to $2,561,000 for the three month period ended June 30, 2000, as compared to $2,486,000 for the three month period ended June 30, 1999.

Interest on loans receivable decreased $124,000 or 10.8% for the three months ended June 30, 2000, as compared to the three month period ended June 30, 1999. This decrease was primarily the result of a $6.7 million decrease in the average balance of loans receivable and a single basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities increased $172,000 or 20.6% for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. This increase was primarily the result of a $4.6 million increase in the average balance of mortgage-backed securities and a 68 basis point increase in the average yield earned thereon.

Interest income on investment securities increased by $59,000 or 14.6% for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. The increase in interest income on investment securities was primarily due to an increase of $2.1 million in the average balance of such securities and a 36 basis point increase in the average yield earned thereon..

Interest income on other interest-earning assets decreased by $32,000 or 32.7% for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. The decrease was primarily due a $4.6 million decrease in the average interest-earning assets, offset by a 211 basis point increase in the average yield earned thereon.

The average yield on the average  balance of  interest-earning  assets was 7.08%
and  6.66%  for  the  three  month   periods  ended  June  30,  2000  and  1999,
respectively.

Interest Expense. Interest expense totaled $1,487,000 for the three months ended June 30, 2000, as compared to $1,473,000 for the three months ended June 30, 1999. The $14,000 or 1.0% increase was primarily due to a 21 basis point increase in the average rate paid on the total average interest-bearing liabilities, partially offset by decreased average balances in savings deposits, bonds payable and other borrowings, and FHLB advances.

Interest expense on deposits (including escrows) totaled $815,000 for the three months ended June 30, 2000, as compared to $816,000 for the three months ended June 30, 1999. The $1,000 or 0.1% decrease was primarily due to a $2.5 million decrease in the average balance of deposits, partially offset by a 15 basis point increase in the average rate paid on deposits and escrows.

Interest on FHLB advances increased $46,000 or 7.3% for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. The increase was primarily due to a 42 basis point increase in the rate paid thereon, partially offset by a decrease of $467,000 in the average balance of advances. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest on bonds payable and other borrowings, a less significant portion of interest expense, decreased by $31,000 or 100.0%, as the average principal amount of other borrowings decreased by $1.3 million, due to the repayment of the bond in its entirety.

Allowance for Loan Losses. During the three month periods ended June 30, 2000 and 1999, the Company established provisions for loan losses of $0 and $1,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At June 30, 2000, the allowance for loan losses totaled $425,000 or 0.76% and 2023.8% of total loans and total non-performing loans, respectively, as compared to $425,000 or 0.8% and 885.4%, respectively, at March 31, 2000. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $21,000 and $48,000 at June 30, 2000 and March 31, 2000 respectively, which represented 0.04% and 0.08% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was 0.01% and 0.03% at June 30, 2000 and March 31, 2000, respectively.

Other Income. During the three months ended June 30, 2000, other income decreased $2,000 or 7.1%, as compared to the three months ended June 30, 1999.

Other Expenses. Total other expenses decreased by $34,000 or 5.3% during the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. The decrease was primarily attributable to a decrease of $30,000 in compensation and employee benefits expense. Compensation and employee benefits expense decreased due to the reduction of $20,000 in RSP expense, $11,000 in ESOP expense, and $9,000 in the Company's defined benefit plan, Supplemental Employee Retirement Plan (SERP) and Director's Retirement Plan (DRP) costs, offset by a $10,000 increase in compensation and other employee benefits expense.

Income Tax Expense. The provision for income tax totaled $212,000 for the three months ended June 30, 2000, as compared to $174,000 for the three months ended June 30, 1999. The $38,000 or 21.8% increase was due to increased income.

Liquidity and Capital Requirements

The Company's subsidiary bank, First Carnegie Deposit, is subject to various requirements administered by the federal banking agencies. The Bank is required by Section 6 of the Home Owners' Loan Act ("HOLA") to hold a prescribed amount of statutorily defined liquid assets. The Director of the OTS may, by regulation, vary the amount of the liquidity requirement, but only within pre-established statutory limits. The requirement must be no less than four percent and no greater than ten percent of the Bank's net withdrawable accounts and borrowings payable on demand or with unexpired maturities of one year or less. The minimum required liquidity is currently 4%. The Bank's average liquidity ratio was 139.13% and 154.76%, at June 30, 2000 and March 31, 2000, respectively.

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On June 30, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                       Amount      Percent
                                                       ------      -------
                                                      (Dollars in thousands)

           Tangible capital ........................  $24,749      16.41%
           Tangible capital requirement ............    2,262       1.50
                                                      -------      -----
           Excess over requirement .................  $22,487      14.91%
                                                      =======      =====

           Core capital ............................  $24,749      16.41%
           Core capital requirement ................    4,524       3.00
                                                      -------      -----
           Excess over requirement .................  $20,225      13.41%
                                                      =======      =====

           Risk based capital ......................  $25,174      54.94%
           Risk based capital requirement ..........    3,666       8.00
                                                      -------      -----
           Excess over requirement .................  $21,508      46.94%
                                                      =======      =====

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



                          PART II - OTHER INFORMATION



Item 1.    Legal Proceedings.
           ------------------

           The Company's subsidiary First Carnegie Deposit and other third parties were informed of an impending legal action regarding a previously completed sale of foreclosed real estate. Although First Carnegie Deposit has not been served as a defendant in any lawsuit, the Company has notified its insurance carrier of this potential action. At this time management believes this action, if commenced, will not result in significant loss to the Company.

           The Company and its counsel are not in a position at this time to express an opinion as to the outcome of this action.

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


Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           a)  Not applicable

           b) On April 18, 2000, the Company filed a current report on Form 8-K announcing the adoption of a stock repurchase plan whereby the Company was authorized to purchase up to 10% of the shares of common stock held by persons other than Skibo Bancshares, M.H.C., the Company's majority stockholder and mutual holding company.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          SKIBO FINANCIAL CORP.


Date: August 9, 2000                   By: /s/ Walter G. Kelly
                                          --------------------------------------
                                          Walter G. Kelly
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

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


Date: August 9, 2000                      Date: August 9, 2000
