Form 10KSB40/A
period 2000-03-31
SKIBO FINANCIAL CORP
filed 2000-08-14
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
(Mark One)
[X} Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended March 31, 2000
                          --------------

| | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:  000-25009
                  ---------

                              SKIBO FINANCIAL CORP.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)

                 United States                              25-1820465
-------------------------------------------------     -----------------------
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                  Identification No.)

242 East Main Street, Carnegie, Pennsylvania                   15106
--------------------------------------------          --------------------------
    (Address of Principal Executive Offices)                 (Zip Code)

                                 (412) 276-2424
            -------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    "Common Stock", par value $0.10 per share
                    -----------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X    No
          -----     ------

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

         The registrant's voting stock is traded on the Nasdaq SmallCap Market under the symbol "SKBO." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the trading price of the registrant's "Common Stock" as reported by the Nasdaq SmallCap Market on May 24, 2000 was $6,958,491 ($6.31 per share based on 1,102,772 shares of "Common Stock" outstanding). As of May 24, 2000, the registrant had 3,287,426 shares of "Common Stock" outstanding.

      Transitional Small Business Disclosure Format (check one)
Yes      No  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II -- Portions of the registrant's 2000 Annual Report to Stockholders and 1999 Annual Report to Stockholders.

                                EXPLANATORY NOTE

         Skibo Financial Corp. is amending its Annual Report on Form 10-KSB for the year ended March 31, 2000 (the "Form 10-KSB"), to supplement the disclosure contained therein regarding its loan loss allowance. However, there has been no change to or restatement of amount of the provision for loan losses as previously reported in the Company's Financial Statements for the years ended March 31, 2000 and 1999.

         In addition, as part of this amendment, the Company is filing a revised Statement of Stockholders' Equity for the years ended March 31, 2000 and 1999, as previously filed with the Form 10-KSB. With the concurrence of its auditors, the Company is filing a revised Statement of Stockholders' Equity in order to retroactively present the holding company reorganization that was completed by the Company in October 1998. See Note 15 of the Notes to the Company's Consolidated Financial Statements, as previously filed with the Form 10-KSB, for a description of such reorganization.

         This Form 10-KSB/A includes in Item 6 of Part II supplemental disclosure regarding the Company's loan loss allowance. Such supplemental disclosure should be read in conjunction with the subsection captioned "Provision for Loan Losses" included in the section of the Company's 2000 Annual Report to Stockholders captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was incorporated into the Form 10-KSB by reference. The Company's 2000 Annual Report to Stockholders was included as Exhibit 13 to the Form 10-KSB.

         This Form 10-KSB/A also includes in Item 7 of Part II a restated Statement of Stockholders' Equity and restated Notes 3 and 16 of the Notes to the Company's Consolidated Financial Statements for the years ended March 31, 2000 and 1999. The Financial Statements and related notes thereto were incorporated into the Form 10-KSB by reference to the 2000 Annual Report to Stockholders. The only changes to such previously filed statements are the revisions to the Statement of Stockholders' Equity in order to present the mutual holding company reorganization retroactively and the revisions made to Notes 3 and 16 (to add explanatory statements regarding the loan loss allowance).

         Except for the noted portions of Items 6 and 7 of Part II, as described above, no other information included in the original report on Form 10-KSB is amended by this Form 10-KSB/A.

                                     PART II

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Note:  The  following   information   supplements  the  information   previously
incorporated into this Item 6 and is not a restatement of the previous disclosure.

         The Company has established procedures to review the adequacy of its loan loss allowance. Each quarter management reviews in detail various factors including the following: (1) delinquency of all loans (residential, consumer and commercial), (2) past loss experience, (3) areas of concentration of credit risks, (4) economic factors affecting the Bank, (5) financial condition of the borrower, and (6) regulatory sensitivities with respect to setting the allowance including the OTS and the SEC. In addition to the above, the Board of Directors also reviews management estimates.

         At the end of fiscal year ended March 31, 2000, management of the Company in concurrence with the Board and following the same procedures as in the previous quarters, determined that the overall level of reserves should be adjusted. The fact that provisions were made in each of first three quarters of fiscal year ended March 31, 2000 is not significant ($1,000 each quarter). The specific facts and circumstances that resulted in the reversal of $153,000 of the Company's loan loss reserve included the following. Management noted that, based upon declining balance of commercial loans and various payoffs of certain other credits deemed to be of higher risk, the overall allowance for losses needed to be revised and it was adjusted accordingly. The Company's commercial loan portfolio decreased from approximately $34,400,000 at March 31, 1999 to $26,692,000 at March 31, 2000. In addition, approximately $1.2 million of higher risk loans were resolved during the past year. Loans in general and particularly commercial loans had declined. In addition, it was determined in the quarter ended March 31, 2000 that the current direction of the Company was to refrain in the future from increasing significantly the level of commercial loans considered higher risk. The regulatory positions of the OTS and the SEC also influenced management's decision. Historically, the position of the OTS, the primary regulator of the Company, has been to encourage a setting of reserves at the higher end of acceptable ranges of allowance estimation. The SEC, however, has been critical of financial institutions maintaining levels of reserves that could be considered too high, and the OTS has become less demanding with respect to increasing reserves. Although the reduction in the loan loss reserve was primarily the result of the factors noted above (i.e. resolution of higher risk loans and reduction in loan portfolio), management's decision was also influenced by the change in the position of the SEC and OTS.

         The recording of loan allowances is an estimation process resulting in a range of acceptable loan loss levels for financial statement and reporting purposes. The adjustment in the fourth quarter was made to more fairly reflect the allowance for loan losses and was within this acceptable range.

Item 7.  Financial Statements
-----------------------------

         The report of the Company's independent auditor relating to the consolidated statement of financial condition of Skibo Financial Corp. and subsidiaries as of March 31, 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended is incorporated herein by reference to the Company's 2000 Annual Report to Stockholders, which was included as Exhibit 13 to the Form 10-KSB.

         The report of the Company's prior independent auditor relating to the consolidated statement of financial condition of Skibo Financial Corp. and subsidiaries as of March 31, 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended is incorporated herein by reference to the Company's 1999 Annual Report to Stockholders, which was included as Exhibit 13 to the Form 10-KSB for the year ended March 31, 1999.

                                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                                 Consolidated Statements of Stockholders' Equity
                                   For the Years Ended March 31, 2000 and 1999
                                      (In thousands, except per share data)
                                                   (RESTATED)

                                            ========== ============== ========== ============ ========= ============= =============
                                                           Additional               Unearned
                                                Common        Paid-in     Treas.        ESOP                 Retained
                                                 Stock        Capital      Stock      Shares        RSP      Earnings        Total
                                            ---------- -------------- ---------- ------------ --------- ------------- -------------
Balance at March 31, 1998(1)................     $ 345        $ 9,685  $      --     $  (625)  $     --      $ 15,575     $ 24,980

Cash dividends declared, net ($0.25 per share)(1)   --             --         --          --         --          (357)        (357)

Reduction of equity for restricted stock plan
   (RSP) liability.........................         --             --         --          --       (770)           --         (770)

Excess of fair value above cost of ESOP shares
    released or committed to be released...         --             70         --          --         --            --           70

Amortization of ESOP liability.............         --             --         --         167         --            --          167

Amortization of RSP liability..............         --             --         --          --        378            --          378

Treasury stock purchased, at cost
     (5,228 shares)........................         --             --        (65)         --         --            --          (65)

Net income.................................         --             --         --          --         --           727          727
                                            ---------- -------------- ---------- ----------- ---------- ------------- ------------

Balance at March 31, 1999..................        345          9,755        (65)       (458)      (392)       15,945       25,130

Cash dividends declared, net ($0.30 per share)      --             --         --          --         --          (406)        (406)

Excess of fair value above cost of ESOP
   shares released or committed to be released      --            (15)        --          --         --            --          (15)

Amortization of ESOP liability.............                        --         --         191         --            --          191

Amortization of RSP liability..............         --             --         --          --        193            --          193

Treasury stock purchased, at cost
     (157,883 shares)......................         --             --     (1,054)         --         --            --       (1,054)

Net income.................................         --             --         --          --         --         1,104        1,104
                                            ---------- -------------- ---------- ----------- ---------- ------------- ------------

Balance at March 31, 2000..................      $ 345        $ 9,740 $   (1,119)    $  (267)   $  (199)     $ 16,643     $ 25,143
                                            ========== ============== ========== ============ ========= ============= =============

------------
(1) Restated to reflect three-for-two stock exchange which occurred October 29, 1998.


See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2000 and 1999
                  (Dollars in thousands, except per share data)

NOTE 3 - LOANS RECEIVABLE (Restated)

Loans receivable are summarized as follows:


                                                                  March 31,
                                                           ---------------------
                                                              2000       1999
                                                              ----       ----
Mortgage loans:
     Conventional:
        One- to four-family dwellings ..................   $ 20,557    $ 21,839
        Multi-family dwellings .........................      2,332       2,510
     FSA, FHA, and other government
        agency guaranteed ..............................     11,739      12,814
     Commercial ........................................     11,080      13,175
                                                           --------    --------
                  Total mortgage loans .................     45,708      50,338

     Net unamortized premiums ..........................        195         255
     Unearned fees .....................................        (36)        (50)
     Loans in process ..................................         --         (81)
                                                           --------    --------
                  Net mortgage loans ...................     45,867      50,462

Consumer and commercial loans:
     Small Business Administration guaranteed ..........      7,876      11,083
     Other government agency guaranteed ................      2,073       3,076
     Loans secured by savings accounts .................        390         350
     Other .............................................        621         757
                                                           --------    --------
                  Total consumer and commercial loans ..     10,960      15,266

     Net unamortized premiums ..........................        102         156
                                                           --------    --------
                  Net consumer and commercial loans ....     11,062      15,422

Allowance for loan losses ..............................       (425)       (575)
                                                           --------    --------
                  Net loans receivable .................   $ 56,504    $ 65,309
                                                           ========    ========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. The collateral consists primarily of real estate and personal property.

As of March 31, 2000 and 1999, the Company had outstanding commitments to fund fixed rate first mortgage and commercial non-mortgage loans of $0 and $492, respectively; and outstanding commitments to fund adjustable rate first mortgage and commercial non-mortgage loans of $0 and $247, respectively.

Non-accrual loans totaled $0 and $685 as of March 31, 2000 and 1999, respectively. For the fiscal year ended March 31, 2000, there are no loans accounted for on a non-accrual basis; therefore, all interest was recorded and included in the Company's interest income. For the fiscal year ended March 31, 1999 interest that would have been recorded if all such loans were on a current status in accordance with original terms was $65; the amount that was recorded was $57. The Company is not committed to lend additional funds to debtors whose loans have been placed on non-accrual status.

Allowance for Loan Losses

Activity with respect to the allowance for loan losses for the years ended March 31, 2000 and 1999 is summarized as follows:
                                                        2000            1999
                                                        ----            ----


Balance at beginning of period..............         $   575          $  549
Provision for loan losses...................            (150)             25
Charge-offs.................................              --              --
Recoveries..................................              --               1
                                                        ----            ----
Balance at end of period....................         $   425          $  575
                                                         ===             ===

The reserve balance in each period represents management's best estimate.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED)

                                                                 Three Months Ended
                                              ---------------------------------------------------------
                                               June 30       September 30    December 31      March 31
                                               -------       ------------    -----------      --------
Fiscal 2000
    Interest income ........................   $ 2,486         $ 2,516         $ 2,539         $ 2,544
    Interest expense .......................     1,473           1,485           1,497           1,496
                                               -------         -------         -------         -------
    Net interest income before provision for
        loan losses ........................     1,013           1,031           1,042           1,048
    Provision for loan losses(1) ...........         1               1               1            (153)
    Noninterest income .....................        28              21              22              25
    Noninterest expense ....................       639             624             599             704
                                               -------         -------         -------         -------
    Income before income taxes .............       401             427             464             522
    Provision for income taxes .............       174             141             184             211
                                               -------         -------         -------         -------

    Net income .............................   $   227         $   286         $   280         $   311
                                               =======         =======         =======         =======

    Basic earnings per share(2).............   $  0.07         $  0.08         $  0.09         $  0.10
                                               =======         =======         =======         =======
    Diluted earnings per share(2)...........   $  0.07         $  0.08         $  0.09         $  0.10
                                               =======         =======         =======         =======

Fiscal 1999
    Interest income ........................   $ 2,477         $ 2,368         $ 2,401         $ 2,445
    Interest expense .......................     1,508           1,426           1,462           1,484
                                               -------         -------         -------         -------
    Net interest income before provision for
        loan losses ........................       969             942             939             961
    Provision for loan losses ..............         3              12               5               5
    Noninterest income .....................        21              26              17              22
    Noninterest expense ....................       831             525             731             602
                                               -------         -------         -------         -------
    Income before income taxes .............       156             431             220             376
    Provision for income taxes .............        60             180              95             121
                                               -------         -------         -------         -------

    Net income .............................   $    96         $   251         $   125         $   255
                                               =======         =======         =======         =======

    Basic earnings per share(2).............   $  0.03         $  0.07         $  0.04         $  0.08
                                               =======         =======         =======         =======
    Diluted earnings per share(2)...........   $ 0 .03         $  0.07         $  0.04         $  0.08
                                               =======         =======         =======         =======


--------------
1 The reversal of a portion of the loan loss reserve is an unusual, infrequently occurring event.
2 Quarterly earnings per share may vary from annual earnings per share due to rounding.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

       23.1                 Consent of Stokes Kelly & Hinds, LLC

       23.2                 Consent of KPMG LLP

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      SKIBO FINANCIAL CORP.


Date: August 14, 2000                 By: /s/ Walter G. Kelly
                                          --------------------------------------
                                          Walter G. Kelly
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter G. Kelly                                             /s/ Carol A. Gilbert
----------------------------------------------                  -----------------------------------------------------
Walter G. Kelly                                                 Carol A. Gilbert
President , Chief Executive Officer and Director                Chief Financial and Operating Officer and Treasurer
(Principal Executive Officer)                                   (Principal Financial and Accounting Officer)

Date: August 14, 2000                                           Date: August 14, 2000


/s/ John C. Burne                                               /s/ Alexander J. Senules
----------------------------------------------                  ---------------------------------------------------
John C. Burne                                                   Alexander J. Senules
Chairman of the Board and Director                              Vice President and Secretary and Director

Date: August 14, 2000                                           Date: August 14, 2000

