Form 10QSB
period 2000-09-30
SKIBO FINANCIAL CORP
filed 2000-10-20
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000
                               ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:   000-25009
                  -----------

                              SKIBO FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                United States                                  25-1820465
-----------------------------------------------          ----------------------
         (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                     Identification No.)

242 East Main Street, Carnegie, Pennsylvania                      15106
--------------------------------------------             ----------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of October 20, 2000


$0.10 Par Value Common Stock                                    3,176,076
----------------------------                              ---------------------
Class                                                      Shares Outstanding

            Transitional Small Business Disclosure Format (check one)

                             Yes         No  X
                                ---         ---

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                             TABLE OF CONTENTS
                                                                           Page
                                                                           ----

PART I.             FINANCIAL INFORMATION
-------             ---------------------


Item 1.    Financial Statements


              Consolidated Statements of Financial Condition as of
              September 30, 2000 (unaudited) and March 31, 2000             1

              Consolidated Statements of Income for the three and six
              months ended September 30, 2000 and 1999 (unaudited)          2

              Consolidated Statement of Stockholders' Equity for the
              six months ended September 30, 2000 (unaudited)               3

              Consolidated Statements of Cash Flows for the six months
              ended September 30, 2000 and 1999 (unaudited)                 4

              Notes to Consolidated Financial Statements                    5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7


PART II.            OTHER INFORMATION
--------            -----------------

Item 1.    Legal Proceedings                                               12
Item 2.    Changes in Securities                                           12
Item 3.    Defaults Upon Senior Securities                                 12
Item 4.    Submission of Matters to a Vote of Security-Holders             12
Item 5.    Other Information                                               12
Item 6.    Exhibits and Reports on Form 8-K                                12


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)

                                                                                      September 30,      March  31,
                                                                                         2000              2000
                                                                                      -------------      ---------

                     ASSETS                                                           (Unaudited)
                     ------

 Cash and amounts due from depository institutions                                    $     519         $     446
 Interest-bearing deposits with other institutions                                          426             1,280
 Investment securities:
          Held-to-maturity (market value $26,965 and $24,928)                            28,491            26,696
 Mortgage-backed securities:
          Held-to-maturity (market value $56,454 and $57,840)                            57,118            59,181
 Loans receivable, net                                                                   54,929            56,504
 Accrued interest receivable:
          Investment securities                                                             522               427
          Mortgage-backed securities                                                        413               410
          Loans receivable                                                                  498               486
          FHLB stock                                                                         --                43
 Federal Home Loan Bank stock, at cost                                                    2,615             2,615
 Premises and equipment, net                                                                591               626
 Prepaid expenses and other assets                                                        4,348             3,918
                                                                                        -------           -------
                   Total Assets                                                       $ 150,470         $ 152,632
                                                                                        =======           =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

 Liabilities:
          Deposits                                                                    $  73,021         $  75,583
          Federal Home Loan Bank advances                                                49,500            49,000
          Advances from borrowers for taxes and insurance                                    43               128
          Accrued expenses and other liabilities                                          3,093             2,778
                                                                                        -------           -------
                   Total Liabilities                                                    125,657           127,489


 Stockholders' Equity:
 Preferred stock, 5,000,000 shares authorized; none issued                                   --                --
 Common stock, $0.10 par value; 10,000,000 shares authorized;
     3,449,974 shares issued                                                                345               345
 Additional paid-in capital                                                               9,737             9,740
 Treasury stock, at cost (284,381 shares at September 30, 2000
     and 163,111 shares at March 31, 2000)(1)                                            (1,942)           (1,119)
 Unearned Employee Stock Ownership Plan (ESOP) shares                                      (174)             (267)
 Unearned Restricted Stock Plan (RSP) shares                                               (147)             (199)
 Retained earnings, substantially restricted                                             16,994            16,643
                                                                                        -------           -------
                   Total Stockholders' Equity                                            24,813            25,143
                                                                                        -------           -------

                   Total Liabilities and Stockholders' Equity                         $ 150,470         $ 152,632
                                                                                        =======           =======



(1) Included are shares held by the Bank's RSP totaling 10,483 at September 30, 2000 and 7,863 at March 31, 2000, respectively.


See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

         For the Three and Six Months Ended September 30, 2000 and 1999

              (Dollar amounts in thousands, except per share data)

                                                                       Three Months Ended                Six Months Ended
                                                                           September 30,                    September 30,
                                                                       2000              1999         2000            1999
                                                                       ----              ----         ----            ----
                                                                             (unaudited)                   (unaudited)

Interest income:
          Loans receivable                                            $ 1,021        $ 1,081        $ 2,046         $ 2,230
          Mortgage-backed securities                                    1,002            899          2,009           1,734
          Investment securities                                           468            431            931             835
          Other                                                            65            105            131             203
                                                                        -----          -----          -----           -----
                       Total interest income                            2,556          2,516          5,117           5,002

 Interest expense:
          Deposits                                                        832            817          1,647           1,633
          Federal Home Loan Bank advances                                 672            636          1,344           1,262
          Bonds payable                                                    --             32             --              63
                                                                        -----          -----          -----           -----
                       Total interest expense                           1,504          1,485          2,991           2,958
                                                                        -----          -----          -----           -----

                       Net interest income                              1,052          1,031          2,126           2,044

 Provision for loan losses                                                 --              1             --               2
                                                                        -----          -----          -----           -----
                       Net interest income after
                        provision for loan losses                       1,052          1,030          2,126           2,042
 Other income:
          Fees and service charges                                          9             11             17              30
          Other                                                             9             10             27              19
                                                                        -----          -----          -----           -----
                       Total other income                                  18             21             44              49

 Other expenses:
          Compensation and employee benefits                              448            460            908             950
          Premises and occupancy costs                                     54             56            107             110
          Federal insurance premiums                                        4             11              8              22
          Other operating expenses                                         72             97            160             181
                                                                        -----          -----          -----           -----
                       Total other expenses                               578            624          1,183           1,263
                                                                        -----          -----          -----           -----

                       Income before income taxes                         492            427            987             828

 Provision for income taxes                                               155            141            367             315
                                                                          ---            ---            ---             ---
                       Net income                                       $ 337          $ 286          $ 620           $ 513

 Other comprehensive income:
        Unrealized gain on securities available-for-
           sale, net of tax                                                --             --             --              --
                                                                          ---            ---            ---             ---
                       Total comprehensive income                       $ 337          $ 286          $ 620           $ 513
                                                                          ===            ===            ===             ===


 Basic earnings per share                                               $ .11          $ .08           $.19            $.15
 Diluted earnings per share                                             $ .11          $ .08           $.19            $.15

 Weighted average shares outstanding - Basic                        3,147,845      3,354,208      3,189,127       3,351,462
 Weighted average shares outstanding - Diluted                      3,151,723      3,354,208      3,191,077       3,351,462


  See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

             For the Six Months Ended September 30, 2000 (unaudited)

              (Dollar amounts in thousands, except per share data)

                                                     Additional                  Unearned         Unearned
                                         Common        Paid-in     Treasury        ESOP             RSP       Retained
                                         Stock         Capital      Stock         Shares           Shares     Earnings       Total
                                      ----------------------------------------------------------------------------------------------

Balance at March 31, 2000                  $345        $9,740     $(1,119)        $(267)           $(199)     $16,643       $25,143

Cash dividends declared net
  ($.15 per share regular,
   $.075 per share special)                  --            --          --            --               --         (269)         (269)

Excess of fair value above cost of
 ESOP shares released or
  committed to be released                   --            (3)         --            --               --           --            (3)


Amortization of ESOP liability               --            --          --            93               --           --            93

Amortization of RSP liability                --            --          --            --               52           --            52

Treasury stock purchased,
  at cost (121,270 shares)                   --            --        (823)           --               --           --          (823)

Net income                                   --            --          --            --               --          620           620
                                      ----------------------------------------------------------------------------------------------


Balance at September 30, 2000              $345        $9,737     $(1,942)        $(174)           $(147)     $16,994       $24,813
                                      ==============================================================================================



See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 2000 and 1999
                          (Dollar amounts in thousands)

                                                                                                            2000             1999
                                                                                                            ----             ----
                                                                                                                  (unaudited)
            Operating activities:
                     Net income                                                                          $   620           $   513
                     Adjustments to reconcile net income to net cash
                              (used in) provided by operating activities:
                                       Provision for loan losses                                              --                 2
                                       Depreciation                                                           37                40
                                       Compensation expense-ESOP and RSP                                     142               183
                                       Net amortization of premiums and discounts                             49               143
                                       Decrease (increase) in accrued interest receivable                    (67)              136
                                       Increase in prepaid expenses                                         (430)             (329)
                                       Increase in accrued interest payable                                  289               268
                                       Increase (decrease) in accrued income taxes                            13              (110)
                                       Other, net                                                             11               (81)
                                                                                                           -----             -----
                                           Net cash provided by operating activities                         664               765
                                                                                                           -----             -----

            Investing activities:
                     Purchases of premises and equipment                                                      (2)               (9)
                     Purchases of investment securities held-to maturity                                  (2,487)           (4,332)
                     Purchases of mortgage-backed securities held-to-maturity                             (3,163)          (13,598)
                     Proceeds from maturities/calls and principal repayments of:
                              Investment securities held-to-maturity                                         695             3,234
                              Mortgage-backed securities held-to-maturity                                  5,190             8,533
                     Loans purchased                                                                      (1,380)           (2,662)
                     Net principal repayments on loans                                                     2,941             7,830
                     Increase in Federal Home Loan Bank stock                                                 --               (55)
                                                                                                           -----            ------
                                           Net cash provided by (used in) investing activities             1,794            (1,059)
                                                                                                           -----            ------

            Financing activities:
                     Net decrease in deposits                                                             (2,562)             (559)
                     Proceeds from Federal Home Loan Bank advances                                        14,000             1,100
                     Repayment of Federal Home Loan Bank advances                                        (13,500)             (100)
                     Principal repayment of bonds payable                                                     --            (1,299)
                     Net decrease in mortgage escrow                                                         (85)              (90)
                     Treasury stock purchased                                                               (823)              (17)
                     Cash dividends paid                                                                    (269)             (214)
                                                                                                           -----            ------
                                           Net cash used in financing activities                          (3,239)           (1,179)
                                                                                                           -----             -----

            Net decrease in cash and cash equivalents                                                       (781)           (1,473)
            Cash and cash equivalents, beginning of period                                                 1,726             2,499
                                                                                                           -----             -----
            Cash and cash equivalents, end of period                                                     $   945           $ 1,026
                                                                                                           =====             =====

            Supplemental disclosures of cash flow information:
                     Cash paid during the period for:

                                       Interest                                                          $ 2,702           $ 2,689
                                                                                                           =====             =====

                                       Income taxes                                                      $   450           $   515
                                                                                                           =====             =====

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

The results of operations for the three months and six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2000.

NOTE 2 -  Dividends on Common Stock
          -------------------------
On September 14, 2000, the Board of Directors of the Company declared a $0.075 per share cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of September 30, 2000. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on October 13, 2000. Under the interim final rule of the Office of Thrift Supervision (the "OTS") effective July 12, 2000, any waiver of dividends by the M.H.C. will no longer result in the OTS requiring an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have had the effect of diluting the minority stockholders of the Company.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 3 -  Comprehensive Income
          --------------------
For the three months ended September 30, 2000 and 1999, the Company's total comprehensive income was $337,000 and $286,000, respectively, and $620,000 and $513,000, respectively, for the six months ended September 30, 2000 and 1999. Total comprehensive income is comprised of net income and other comprehensive income. For both three and six month periods ended September 30, 2000 and 1999, there was no other comprehensive income.

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

The provisions of this statement as amended will be adopted by the Company for its quarterly and annual reporting beginning April 1, 2001. The Company anticipates, based on current activities, that the adoption of SFAS No. 133 will not have a material effect on its financial position or results of operations.

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


 The computation of basic and diluted earnings per share is shown in the table below:


                                             Three Months Ended                           Six Months Ended
                               -----------------------------------------       ------------------------------------
                                  September 30,           September 30,         September 30,        September 30,
                                      2000                    1999                  2000                 1999
                               -------------------      ----------------       ------------         ---------------

Basic EPS computation:
 Numerator-Net Income                $ 337,000             $ 286,000             $ 620,000             $ 513,000
 Denominator-Wt Avg common
shares outstanding                   3,147,845             3,354,208             3,189,127             3,351,462
Basic EPS                            $     .11             $     .08             $     .19             $     .15
                                           ===                   ===                   ===                   ===

Diluted EPS computation:
 Numerator-Net Income                $ 337,000             $ 286,000             $ 620,000             $ 513,000
                                     =========             =========             =========             =========
 Denominator-Wt Avg
   common shares outstanding         3,147,845             3,354,208             3,189,127             3,351,462
 Dilutive Stock Options                  3,878                    --                 1,950                    --
 Dilutive Unvested RSP                      --                    --                    --                    --
                                     ---------             ---------             ---------             ---------
 Weighted avg common shares
     and common stock equivalents    3,151,723             3,354,208             3,191,077             3,351,462
Diluted EPS                          $     .11             $     .08             $     .19             $     .15
                                           ===                   ===                   ===                   ===


For both the three and six months ended September 30, 2000 and 1999, 15,366 and 30,946 RSP shares, respectively, were excluded from the diluted EPS computation due to their anti-dilutive effect. For both three and six month periods ended September 30, 1999, 155,246 Option shares were excluded from the diluted EPS computation due to their anti-dilutive effect. Shares outstanding for the three and six months ended September 30, 2000 and 1999 do not include ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans". Unallocated ESOP shares amounted to 26,046 and 55,110 at September 30, 2000 and 1999, respectively.

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

Changes in Financial Condition

The Company's total assets of $150,470,000 at September 30, 2000, are reflective of a decrease of $2,162,000 or 1.4% as compared to $152,632,000 at March 31, 2000. The decrease in total assets was due to decreases in interest bearing deposits with other financial institutions, loans receivable, mortgage-backed securities, and premises and equipment, partially offset by increases in investment securities, cash and amounts due from depository institutions, accrued interest receivable and prepaid expenses.

The decrease in the Company's liabilities was primarily due to decreases in savings deposits and escrows, offset by an increase in Federal Home Loan Bank ("FHLB") advances and accrued expenses and other liabilities. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $945,000, a decrease of $781,000 or 45.2% as compared to $1,726,000 at March 31, 2000. This decrease was primarily due to decreased interest-bearing deposits maintained at the Federal Home Loan Bank, offset by increased non-interest bearing deposits maintained at the Federal Reserve Bank of Cleveland and cash on hand.

Investment Securities. Investment securities totaled $28,491,000 at September 30, 2000, an increase of $1,795,000 or 6.7%, as compared to $26,696,000 at March
31, 2000. This was primarily a result of purchases of $2.5 million of U.S. Agency securities, offset by the proceeds from maturities, calls and payments totaling $695,000.

Mortgage-backed Securities. Mortgage-backed securities totaled $57,118,000 at September 30, 2000, a decrease of $2,063,000 or 3.5%, as compared to $59,181,000 at March 31, 2000. The decrease was primarily due to principal repayments and maturities totaling $5.2 million, offset by purchases of $3.2 million

Loans Receivable, net. Net loans receivable at September 30, 2000 totaled $54,929,000, a decrease of $1,575,000 or 2.8%, as compared to $56,504,000 at
March 31, 2000. The decrease was primarily due to principal repayments totaling $3.4 million, offset by originations of $489,000 and purchases of $1.4 million. The Company originated $215,000 one -to four-family and $151,000 multi-family mortgages and $123,000 consumer loans within its normal lending area. The Company purchased $302,000 Government National Mortgage Association ("GNMA") project loans, $752,000 Small Business Administration ("SBA") loans, and
$326,000 government guaranteed agricultural non-mortgage loans outside its normal lending area, primarily in Pennsylvania.

Deposits. Total deposits, after interest credited, decreased $2,562,000 or 3.4% to $73,021,000 at September 30, 2000, as compared to $75,583,000 at March 31,
2000. The decrease was primarily due to decreases in certificates of deposit and NOW accounts.

FHLB Advances. FHLB advances, at September 30, 2000, totaled $49,500,000, an increase of $500,000 or 1.0%, as compared to $49,000,000 at March 31, 2000. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $24,813,000 at September 30, 2000, as compared to $25,143,000 at March 31, 2000. The decrease of $330,000 or 1.3% was primarily due to the purchase of 118,650 shares of treasury stock at an average cost of $6.81 per share and the payment of two $.075 regular cash dividends and one $.075 special cash dividend, partially offset by earnings for the six months ended September 30, 2000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended September 30, 2000 and 1999

Net Income. The Company recorded net income of $337,000 for the three months ended September 30, 2000, as compared to net income of $286,000 for the three months ended September 30, 1999. The $51,000 or 17.8% increase in net income for the three months ended September 30, 2000 was primarily the result of an increase in net interest income and a decrease in other expenses, offset by an increase in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $21,000 or 2.0% for the three months ended September 30, 2000, as compared to the three month period ended September 30, 1999. Although the average balance of interest-earning assets decreased $5.2 million or 3.5%, the average yield earned thereon increased 36 basis points. The average balance of interest-bearing liabilities decreased by $4.6 million or 3.7%, however, the average rate paid thereon increased 24 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, increased to 2.17% for the three month period ended September 30, 2000 from 2.05% for the three month period ended September 30, 1999. The increase in the net interest rate spread was primarily the result of increased yields on the average balances of loans receivable and mortgage backed and investment securities, partially offset by increased rates paid on the average balance of certificates of deposits and FHLB advances.

Interest Income. Interest income increased $40,000 or 1.6% to $2,556,000 for the three month period ended September 30, 2000, as compared to $2,516,000 for the three month period ended September 30, 1999.

Interest on loans receivable decreased $60,000 or 5.6% for the three months ended September 30, 2000, as compared to the three month period ended September 30, 1999. This decrease was the result of a $5.2 million decrease in the average balance of loans receivable, partially offset by a 25 basis point increase in the average yield earned thereon.

Interest income on mortgage-backed securities increased $103,000 or 11.5% for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. This increase was the result of a $399,000 increase in the average balance of mortgage-backed securities and a 67 basis point increase in the average yield earned thereon.

Interest income on investment securities increased $37,000 or 8.6% for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. The increase in interest income on investment securities was primarily due to a $1.6 million higher average balance of such securities and a 17 basis point increase in the average yield earned thereon.

Interest income on other interest-earning assets decreased $40,000 or 38.1% for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. The decrease was primarily due to a $1.9 million decrease in the average balance of other interest-earning assets and a 30 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 7.12% and 6.76% for the three month periods ended September 30, 2000 and 1999, respectively.

Interest Expense. Interest expense totaled $1,504,000 for the three months ended September 30, 2000, as compared to $1,485,000 for the three months ended September 30, 1999. The $19,000 or 1.3% increase was primarily due to a 24 basis point increase in the average rate paid on the total average interest-bearing liabilities, partially offset by decreased average balances.

Interest expense on deposits (including escrows) totaled $832,000 for the three months ended September 30, 2000 as compared to $817,000 for the three months ended September 30, 1999. The $15,000 or 1.8% increase was primarily due to a 26 basis point increase in the average rate paid thereon, partially offset by a $3.1 million decrease in the average balance of deposits.

Interest on FHLB advances increased $36,000 or 5.7% for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. The increase was primarily due to a 36 basis point increase in the rate paid thereon. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

Interest on bonds payable decreased by $32,000 or 100.0% due to the repayment of the bond in its entirety.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Allowance for Loan Losses. During the three month periods ended September 30, 2000 and 1999, the Company established provisions for loan losses of $0 and $1,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At September 30, 2000, the allowance for loan losses totaled $425,000 or .77% and 3863.6% of total loans and total non-performing loans, respectively, as compared to $425,000 or 0.8% and 885.4%, respectively, at March 31, 2000. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $11,000 and $48,000 at September 30, 2000 and March 31, 2000 respectively, which represented 0.02% and 0.08% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was 0.01% and 0.03% at September 30, 2000 and March 31, 2000, respectively.

Other Income. During the three months ended September 30, 2000, other income decreased $3,000 or 14.3%, as compared to the three months ended September 30, 1999.

Other Expenses. Total other expenses decreased by $46,000 or 7.4% during the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. The decrease was attributable to decreases of $25,000 in other expenses, $12,000 in compensation and employee benefits expense, $7,000 in federal insurance premiums, and $2,000 in premises and occupancy costs.

Income Tax Expense. The provision for income tax totaled $155,000 for the three months ended September 30, 2000, as compared to $141,000 for the three months ended September 30, 1999. The $14,000 or 9.9% increase was due to increased income.

Results of Operations for the Six Months Ended September 30, 2000 and 1999

Net Income. The Company recorded net income of $620,000 for the six months ended September 30, 2000, as compared to net income of $513,000 for the six months ended September 30, 1999. The $107,000 or 20.9% increase in net income for the six months ended September 30, 2000 was primarily the result of an increase in net interest income and a decrease in other expenses, offset by an increase in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $82,000 or 4.0% for the six months ended September 30, 2000, as compared to the six month period ended September 30, 1999. Although the average balance of interest-earning assets decreased $4.9 million or 3.3%, the average yield earned thereon increased 39 basis points. The average balance of interest-bearing liabilities decreased by $4.5 million or 3.5%, however, the average rate paid thereon increased 23 basis points.

The net interest rate spread increased to 2.19% for the six month period ended September 30, 2000 from 2.03% for the six month period ended September 30, 1999. The increase in the net interest rate spread was primarily the result of increased yields on the average balances of all interest earning assets, partially offset by increased rates paid on savings deposits and FHLB advances.

Interest Income. Interest income increased $115,000 or 2.3% to $5,117,000 for the six month period ended September 30, 2000, as compared to $5,002,000 for the six month period ended September 30, 1999.

Interest on loans receivable decreased $184,000 or 8.3% for the six months ended September 30, 2000, as compared to the six month period ended September 30, 1999. This decrease was the result of a $5.9 million decrease in the average balance of loans receivable, partially offset by a 12 basis point increase in the average yield earned thereon.

Interest income on mortgage-backed securities increased $275,000 or 15.9% for the six months ended September 30, 2000, as compared to the six months ended September 30, 1999. This increase was the result of a $2.5 million increase in the average balance of mortgage-backed securities and a 67 basis point increase in the average yield earned thereon.

Interest income on investment securities increased $96,000 or 11.5% for the six months ended September 30, 2000, as compared to the six months ended September 30, 1999. The increase in interest income on investment securities was due to a $1.9 million increase in the average balance of such securities and a 26 basis point increase in the average yield earned thereon.

Interest income on other interest-earning assets decreased $72,000 or 35.5% for the six months ended September 30, 2000, as compared to the six months ended September 30, 1999. The decrease was primarily due to a $3.3 million decrease in the average interest-earning deposits at other financial institutions, partially offset by a 124 basis point increase in the average yield earned thereon.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


The average yield on the average balance of interest-earning assets was 7.10% and 6.71% for the six month periods ended September 30, 2000 and 1999, respectively.

Interest Expense. Interest expense totaled $2,991,000 for the six months ended September 30, 2000, as compared to $2,958,000 for the six months ended September 30, 1999. The $33,000 or 1.1% increase was primarily due to a 23 basis point increase in the average rate paid on the total average interest-bearing liabilities, partially offset by decreased average balances of all interest-bearing liabilities.

Interest expense on deposits (including escrows) totaled $1,647,000 for the six months ended September 30, 2000, as compared to $1,633,000 for the six months ended September 30, 1999. The $14,000 or 0.9% increase was primarily due to a 21 basis point increase in the average rate paid thereon, partially offset by a $2.8 million decrease in the average balance of deposits.

Interest on FHLB advances increased $82,000 or 6.5% for the six months ended September 30, 2000, as compared to the six months ended September 30, 1999. The increase was primarily due to a 40 basis point increase in the average rate paid on advances, partially offset by a $550,000 decrease in the average balance of advances.

Interest on bonds payable decreased by $63,000 or 100.0% due to the repayment of the bond in its entirety.

Provision for Loan Losses. During the six month periods ended September 30, 2000 and 1999, the Company established provisions for loan losses of $0 and $2,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Other Income. During the six months ended September 30, 2000, other income decreased $5,000 or 10.2%, as compared to the six months ended September 30, 1999.

Other Expenses. Total other expenses decreased by $80,000 or 6.3% during the six months ended September 30, 2000, as compared to the six months ended September 30, 1999. The decrease was attributable to decreases of $42,000 in compensation and employees benefit expense, $21,000 in other expenses, $14,000 in federal insurance premiums, and $3,000 in premises and occupancy costs. The decrease in compensation and employees benefit expense was due to decreases of $45,000 in RSP expense and $22,000 in the Company's defined benefit plan, Supplemental Employee Pension Plan ("SERP") and Director's Retirement Plan ("DRP") costs, offset by increases of $5,000 in ESOP expense and $20,000 in compensation and employee benefits expense.

Income Tax Expense. The provision for income tax totaled $367,000 for the six months ended September 30, 2000, as compared to $315,000 for the six months ended September 30, 1999. The $52,000 or 16.5% increase was due to increased income.

Liquidity and Capital Requirements

The Company's subsidiary bank, First Carnegie Deposit, is subject to various requirements administered by the federal banking agencies. The Bank is required by Section 6 of the Home Owners' Loan Act ("HOLA") to hold a prescribed amount of statutorily defined liquid assets. The Director of the OTS may, by regulation, vary the amount of the liquidity requirement, but only within pre-established statutory limits. The requirement must be no less than four percent and no greater than ten percent of the Bank's net withdrawable accounts and borrowings payable on demand or with unexpired maturities of one year or less. The minimum required liquidity is currently 4%. The Bank's average liquidity ratio was 151.68% and 154.76%, at September 30, 2000 and March 31, 2000, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On September 30, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                       Amount         Percent
                                                       ------         -------
                                                      (Dollars in thousands)

Tangible capital                                       $24,071         16.03%
Tangible capital requirement                             2,253          1.50%
                                                        ------         -----
Excess over requirement                                $21,818         14.53%
                                                        ======         =====

Core capital                                           $24,071         16.03%
Core capital requirement                                 4,506          3.00%
                                                        ------         -----
Excess over requirement                                $19,565         13.03%
                                                        ======         =====

Risk based capital                                     $24,496         53.92%
Risk based capital requirement                           3,634          8.00%
                                                        ------         -----
Excess over requirement                                $20,862         45.92%
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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          ------------------
          The Company's subsidiary First Carnegie Deposit and other third parties have been informed of an impending legal action regarding a previously completed sale of foreclosed real estate. Although First Carnegie Deposit has not been served as a defendant in any lawsuit, the Company has notified its insurance carrier of this potential action. At this time management believes this action, if commenced, will not result in significant loss to the Company.

          The Company and its counsel are not in a position at this time to express an opinion as to the outcome of this action.

Item 2.   Changes in Securities.
          ----------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security-Holders.
          ----------------------------------------------------
          The Annual Meeting of Stockholders of the Company was held on July 20, 2000 and the following matters were voted on:

          1. Election of director for 3-year term expiring in 2003:

                                                   For              Withheld
                                                ---------           --------
                    John C. Burne               3,030,082            74,493


          2. Ratification of appointment of Stokes Kelly & Hinds, LLC as auditor for the fiscal year ending March 31, 2001:

                                               For      Against      Abstain
                                            ---------   -------      -------
                                            3,068,247    20,171      16,157


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


                                                         SKIBO FINANCIAL CORP.




Date: October 20, 2000                               By: /s/ Walter G. Kelly
                                                         -----------------------------------------------
                                                         Walter G. Kelly
                                                         President and Chief Executive Officer
                                                         (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Walter G. Kelly                                      /s/ Carol A. Gilbert
-------------------------------------------              ----------------------------------------------
Walter G. Kelly                                          Carol A. Gilbert
President and Chief Executive Officer                    Chief Financial and Operating Officer and Treasurer
(Principal Executive Officer)                            (Principal Financial and Accounting Officer)

Date: October 20, 2000                                   Date: October 20, 2000

