Form 10QSB
period 2000-12-31
SKIBO FINANCIAL CORP
filed 2001-02-01
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000
                               -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:   000-25009
                  -----------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                United States                              25-1820465
---------------------------------------------        ----------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

242 East Main Street, Carnegie, Pennsylvania                  15106
--------------------------------------------         ------------------------
  (Address of principal executive offices)                 (Zip Code)

                                 (412) 276-2424
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of January 31, 2001


$0.10 Par Value Common Stock                                    3,157,976
----------------------------                            ------------------------
          Class                                            Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                               Yes         No    X
                                   ------     -------

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----


PART I.     FINANCIAL INFORMATION
-------     ---------------------


Item 1.     Financial Statements


              Consolidated Statements of Financial Condition as of
              December 31, 2000 (unaudited) and March 31, 2000................1

              Consolidated Statements of Income for the three and
                   nine months ended December 31, 2000 and 1999 (unaudited))..2

              Consolidated Statement of Stockholders' Equity for the
              nine months ended December 31, 2000 (unaudited).................3

              Consolidated Statements of Cash Flows for the nine
              months ended December 31, 2000 and 1999 (unaudited))............4

              Notes to Consolidated Financial Statements......................5


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................7



PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings.................................................12
Item 2.     Changes in Securities.............................................12
Item 3.     Defaults Upon Senior Securities ..................................12
Item 4.     Submission of Matters to a Vote of Security-Holders...............12
Item 5.     Other Information.................................................12
Item 6.     Exhibits and Reports on Form 8-K .................................12


Signatures

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)

                                                                  December 31,    March 31,
                                                                      2000          2000
                                                                  ------------    ---------
                    ASSETS                                         (Unaudited)
                    ------
Cash and amounts due from depository institutions                   $     583    $     446
Interest-bearing deposits with other institutions                       2,135        1,280
Investment securities:
     Held-to-maturity (market value $28,178 and $24,928)               28,771       26,696
Mortgage-backed securities:
     Held-to-maturity (market value $55,054 and $57,840)               54,915       59,181
Loans receivable, net                                                  53,045       56,504
Accrued interest receivable:
     Investment securities                                                465          427
     Mortgage-backed securities                                           403          410
     Loans receivable                                                     483          486
     Federal Home Loan Bank stock                                          --           43
Federal Home Loan Bank stock, at cost                                   2,615        2,615
Premises and equipment, net                                               594          626
Prepaid expenses and other assets                                       4,684        3,918
                                                                    ---------    ---------
        Total Assets                                                $ 148,693    $ 152,632
                                                                    =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Liabilities:
     Deposits                                                       $  72,971    $  75,583
     Federal Home Loan Bank advances                                   48,000       49,000
     Advances from borrowers for taxes and insurance                      112          128
     Accrued expenses and other liabilities                             2,680        2,778
        Total Liabilities                                             123,763      127,489

Stockholders' Equity:
     Preferred stock, 5,000,000 shares authorized; none issued             --           --
     Common stock, $0.10 par value; 10,000,000 shares authorized;
        3,449,974 shares issued                                           345          345
     Additional paid-in capital                                         9,740        9,740
     Treasury stock, at cost (302,481 shares at December 31, 2000
        and 163,111 shares at March 31, 2000)(1)                       (2,071)      (1,119)
     Unearned Employee Stock Ownership Plan (ESOP) shares                (122)        (267)
     Unearned Restricted Stock Plan (RSP) shares                         (123)        (199)
     Retained earnings, substantially restricted                       17,161       16,643
                                                                    ---------    ---------
        Total Stockholders' Equity                                     24,930       25,143
                                                                    ---------    ---------
        Total Liabilities and Stockholders' Equity                  $ 148,693    $ 152,632
                                                                    =========    =========

(1) Included are shares held by the Bank's RSP totaling 10,483 at December 31, 2000 and 7,863 at March 31, 2000, respectively.

See accompanying notes to consolidated financial statements.

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                        Consolidated Statements of Income

         For the Three and Nine months Ended December 31, 2000 and 1999

              (Dollar amounts in thousands, except per share data)

                                                       Three Months Ended        Nine Months Ended
                                                           December 31,                 December 31,
                                                       2000          1999       2000           1999
                                                       ----          ----       ----           ----
                                                            (unaudited)            (unaudited)
Interest income:
     Loans receivable                               $      983   $    1,047   $    3,029   $    3,277
     Mortgage-backed securities                            993          993        3,002        2,727
     Investment securities                                 500          437        1,431        1,272
     Other                                                  66           62          197          265
                                                    ----------   ----------   ----------   ----------
            Total interest income                        2,542        2,539        7,659        7,541

Interest expense:
     Deposits                                              840          814        2,487        2,447
     Federal Home Loan Bank advances                       692          683        2,036        1,945
     Bonds payable                                          --           --           --           63
                                                    ----------   ----------   ----------   ----------
            Total interest expense                       1,532        1,497        4,523        4,455
                                                    ----------   ----------   ----------   ----------

            Net interest income                          1,010        1,042        3,136        3,086

Provision for loan losses                                   --            1           --            3
                                                    ----------   ----------   ----------   ----------
            Net interest income after
              provision for loan losses                  1,010        1,041        3,136        3,083
Other income:
     Fees and service charges                                9           10           26           41
     Other                                                  13           12           40           30
                                                    ----------   ----------   ----------   ----------
            Total other income                              22           22           66           71

Other expenses:
     Compensation and employee benefits                    499          475        1,407        1,425
     Premises and occupancy costs                           51           51          158          161
     Federal insurance premiums                              4           12           12           34
     Other operating expenses                               67           61          227          242
                                                    ----------   ----------   ----------   ----------
            Total other expenses                           621          599        1,804        1,862
                                                    ----------   ----------   ----------   ----------

                Income before income taxes                 411          464        1,398        1,292

Provision for income taxes                                 159          184          526          499
                                                    ----------   ----------   ----------   ----------
            Net income                                     252          280          872          793

Other comprehensive income:
     Unrealized gain on securities available-for-
       sale, net of tax                                     --           --           --           --
                                                    ----------   ----------   ----------   ----------
            Total comprehensive income              $      252   $      280   $      872   $      793
                                                    ==========   ==========   ==========   ==========

Basic earnings per share                            $      .08   $      .09   $      .28   $      .24
Diluted earnings per share                          $      .08   $      .09   $      .28   $      .24

Weighted average shares outstanding - Basic          3,120,546    3,282,193    3,166,182    3,327,324
Weighted average shares outstanding - Diluted        3,125,455    3,282,193    3,169,082    3,327,324


 See accompanying notes to consolidated financial statements.

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity

             For the Nine months Ended December 31, 2000 (unaudited)

              (Dollar amounts in thousands, except per share data)


                                                Additional                Unearned     Unearned
                                   Common        Paid-in    Treasury        ESOP          RSP   Retained
                                    Stock        Capital       Stock       Shares       Shares   Earnings          Total
                                   -------------------------------------------------------------------------------------
Balance at March 31, 2000            $345         $9,740   $  (1,119)       $(267)       $(199)   $16,643        $25,143

Cash dividends declared, net
  ($.225 per share regular,
   $.075 per share special)            --             --          --           --           --       (354)          (354)

Amortization of ESOP liability         --             --          --          145           --         --            145

Amortization of RSP liability          --             --          --           --           76         --             76

Treasury stock purchased,
 at cost (136,750 shares)              --             --        (952)          --           --         --           (952)

Net income                             --             --          --           --           --        872            872
                                   -------------------------------------------------------------------------------------
Balance at December 31, 2000         $345         $9,740    $ (2,071)       $(122)       $(123)   $17,161        $24,930
                                ========================================================================================


See accompanying notes to consolidated financial statements.

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the Nine months Ended December 31, 2000 and 1999

                          (Dollar amounts in thousands)

                                                                                       2000        1999
                                                                                       ----        ----
                                                                                          (unaudited)
Operating activities:
     Net income                                                                    $    872    $    793
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
           Provision for loan losses                                                     --           3
           Depreciation                                                                  56          60
           Compensation expense-ESOP and RSP                                            221         284
           Net amortization of premiums and discounts                                    99         210
           Decrease in accrued interest receivable                                       15         242
           Increase in prepaid expenses                                                (766)       (585)
           Decrease in accrued interest payable                                        (138)       (169)
           Decrease in accrued income taxes                                             (11)       (179)
           Other, net                                                                    49         (63)
                                                                                   --------    --------
               Net cash provided by operating activities                                397         596
                                                                                   --------    --------

Investing activities:
     Purchases of premises and equipment                                                (24)        (10)
     Purchases of investment securities held-to-maturity                             (3,133)     (5,446)
     Purchases of mortgage-backed securities held-to-maturity                        (3,510)    (17,287)
     Proceeds from maturities/calls and principal repayments of:
        Investment securities held-to-maturity                                        1,059       3,819
        Mortgage-backed securities held-to-maturity                                   7,719      11,325
     Loans purchased                                                                 (2,346)     (3,424)
     Net principal repayments on loans                                                5,764      10,944
     Increase in Federal Home Loan Bank stock                                            --        (150)
                                                                                   --------    --------
              Net cash provided by (used in) investing activities                     5,529        (229)
                                                                                   --------    --------
Financing activities:
     Net decrease  in deposits                                                       (2,612)       (806)
     Proceeds from Federal Home Loan Bank advances                                   24,000      14,400
     Repayment of Federal Home Loan Bank advances                                   (25,000)    (11,400)
     Principal repayment of bonds payable                                                --      (1,299)
     Net decrease in mortgage escrow                                                    (16)        (10)
     Treasury stock purchased                                                          (952)       (878)
     Cash dividends paid                                                               (354)       (311)
                                                                                   --------    --------
        Net cash used in financing activities                                        (4,934)       (304)
                                                                                   --------    --------
Net increase in cash and cash equivalents                                               992          63
Cash and cash equivalents, beginning of period                                        1,726       2,499
                                                                                   --------    --------
Cash and cash equivalents, end of period                                           $  2,718    $  2,562
                                                                                   ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                   $  4,661    $  4,624
                                                                                   ========    ========
        Income taxes                                                               $    643    $    715
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

The results of operations for the three months and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2000.

NOTE 2 -  Dividends on Common Stock
          -------------------------

On December 14, 2000, the Board of Directors of the Company declared a $0.075 per share cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of December 31, 2000. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on January 12, 2001. Under the interim final rule of the Office of Thrift Supervision (the "OTS") effective July 12, 2000, any waiver of dividends by the M.H.C. will no longer result in the OTS requiring an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have had the effect of diluting the minority stockholders of the Company.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 3 -  Comprehensive Income
          --------------------

For the three months ended December 31, 2000 and 1999, the Company's total comprehensive income was $252,000 and $280,000, respectively, and $872,000 and $793,000, respectively, for the nine months ended December 31, 2000 and 1999. Total comprehensive income is comprised of net income and other comprehensive income. For both three and nine month periods ended December 31, 2000, there was no other comprehensive income.

NOTE 4 -  Recent Accounting, Regulatory and Other Matters
          -----------------------------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", requires that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The provisions of this statement as amended will be adopted by the Company for its quarterly and annual reporting beginning April 1, 2001. The Company anticipates, based on current activities, that the adoption of SFAS No. 133 will not have a material effect on its financial position or results of operations.

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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


The computation of basic and diluted earnings per share is shown in the table below:

                                     Three Months Ended                   Nine Months Ended
                               ------------------------------     ------------------------------

                                December 31,     December 31,      December 31,     December 31,
                                    2000             1999              2000             1999
                                    ----             ----              ----             ----
Basic EPS computation:
 Numerator-Net Income          $     252,000    $     280,000     $     872,000    $     793,000
 Denominator-Wt Avg common
 shares outstanding                3,120,546        3,382,193         3,166,182        3,327,324
Basic EPS                      $         .08    $         .09     $         .28    $         .24
                                         ===              ===               ===              ===

Diluted EPS computation:
 Numerator-Net Income          $     252,000    $     280,000     $     872,000    $     793,000
                                     =======          =======           =======          =======
 Denominator-Wt Avg
   common shares outstanding       3,120,546        3,282,193         3,166,182        3,327,324
 Dilutive Stock Options                4,909               --             2,900               --
 Dilutive Unvested RSP                    --             --                  --               --
                               -------------    -------------     -------------    -------------
 Weighted avg common shares
  and common stock
    equivalents                    3,125,455        3,282,193         3,169,082        3,327,324
Diluted EPS                    $         .08    $         .09     $         .28    $         .24
                                         ===              ===               ===              ===


For both the three and nine month periods ended December 31, 2000 and 1999, 15,366 and 30,946 RSP shares, respectively, were excluded from the diluted EPS computation due to their anti-dilutive effect. For both the three and nine month periods ended December 31, 1999, 155,246 Option shares were excluded from the diluted EPS computation due to their anti-dilutive effect. Shares outstanding for the three and nine months ended December 31, 2000 and 1999 do not include ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans". Unallocated ESOP shares amounted to 18,235 and 47,046 at December 31, 2000 and 1999, respectively.

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

Changes in Financial Condition

The Company's total assets of $148,693,000 at December 31, 2000, are reflective of a decrease of $3,939,000 or 2.6%, as compared to $152,632,000 at March 31, 2000. The decrease in total assets was due to decreases in mortgage-backed securities, loans receivable, accrued interest receivable, and premises and equipment, offset by increases in cash and amounts due from depository institutions, investment securities, interest-bearing deposits with other financial institutions, and prepaid expenses and other assets.

The decrease in the Company's liabilities was due to decreases in savings deposits, Federal Home Loan Bank ("FHLB") advances, escrows, and accrued expenses and other liabilities. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $2,718,000, an increase of $992,000 or 57.5% as compared to $1,726,000 at March 31, 2000. This increase was primarily due to increases in interest-bearing deposits maintained at the FHLB and cash on hand.

Investment Securities. Investment securities totaled $28,771,000 at December 31, 2000, an increase of $2,075,000 or 7.8%, as compared to $26,696,000 at March 31,
2000. This was primarily a result of purchases of $3.1 million of U.S. Agency securities, offset by the proceeds from maturities, calls and repayments totaling $1.1 million.

Mortgage-backed Securities. Mortgage-backed securities were $54,915,000 at December 31, 2000, a decrease of $4,266,000 or 7.2%, as compared to $59,181,000 at March 31, 2000. The decrease was due to principal repayments and maturities totaling $7.7 million, offset by purchases of $3.5 million.

Loans Receivable, net. Net loans receivable at December 31, 2000 totaled $53,045,000, a decrease of $3,459,000 or 6.1%, as compared to $56,504,000 at
March 31, 2000. The decrease was primarily due to principal repayments totaling $6.3 million, offset by originations of $533,000, which includes $167,000 of consumer, $90,000 of one-to-four family and $276,000 of multi-family mortgage loans, and purchases of $2.3 million. The Company purchased $335,000 of government-guaranteed multi-family project loans, $326,000 of government-guaranteed agricultural non-mortgage loans, and $1.7 million of Small Business Administration (SBA) loans outside its normal lending area, primarily in Pennsylvania.

Deposits. Total deposits, after interest credited, decreased by $2.6 million or 3.5% to $72,971,000 at December 31, 2000, as compared to $75,583,000 at March
31, 2000. The decrease was primarily due to decreases in certificates of deposit, Money Market and passbook accounts.

FHLB Advances. FHLB advances, at December 31, 2000, totaled $48,000,000, a decrease of $1,000,000 or 2.0%, as compared to $49,000,000 at March 31, 2000.
The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $24,930,000 at December 31, 2000, as compared to $25,143,000 at March 31, 2000. The decrease of $213,000 or 0.8% was primarily due to the purchase of 136,750 shares of treasury stock at an average cost of $6.85 per share, and the payment of three $.075 regular cash dividends and one $.075 special cash dividend, partially offset by earnings for the nine months ended December 31, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Results of Operations for the Three Months Ended December 31, 2000 and 1999

Net Income. The Company recorded net income of $252,000 for the three months ended December 31, 2000, as compared to net income of $280,000 for the three months ended December 31, 1999. The $28,000 or 10.0% decrease in net income for the three months ended December 31, 2000 was primarily the result of a decrease in net interest income and an increase in other expenses, partially offset by a decrease in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $32,000 or 3.1% for the three months ended December 31, 2000, as compared to the three month period ended December 31, 1999. The average balance of interest-earning assets decreased $7.3 million or 4.9%, however, the average yield earned thereon increased 36 basis points. Although the average balance of interest-bearing liabilities decreased $7.0 million or 5.5%, the average rate paid thereon increased 39 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased to 2.04% for the three month period ended December 31, 2000 from 2.07% for the three month period ended December 31, 1999. The decrease in the net interest rate spread was primarily the result of an increase in the average rate paid on the average balance of certificates of deposit and FHLB advances, partially offset by an increase in the average yield earned on loans receivable and mortgage-backed and investment securities.

Interest Income. Interest income increased $3,000 or 0.1% to $2,542,000 for the three month period ended December 31, 2000, as compared to $2,539,000 for the three month period ended December 31, 1999.

Interest on loans receivable decreased $64,000 or 6.1% for the three months ended December 31, 2000, as compared to the three month period ended December 31, 1999. This decrease was primarily the result of a $5.1 million decrease in the average balance of loans receivable, offset by a 21 basis point increase in the average yield earned thereon.

Interest income on mortgage-backed securities remained the same for the three months ended December 31, 2000 and December 31, 1999.

Interest income on investment securities increased by $63,000 or 14.4% for the three months ended December 31, 2000, as compared to the three months ended December 31, 1999. The increase in interest income on investment securities was primarily due to a $2.0 million higher average balance of such securities and a 41 basis point increase in the average yield earned thereon.

Interest income on other interest-earning assets increased by $4,000 or 6.5% for the three months ended December 31, 2000, as compared to the three months ended December 31, 1999. The increase was due to a $386,000 increase in the average balance of other interest-earning assets, offset by an 18 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 7.14% and 6.78 % for the three month periods ended December 31, 2000 and 1999, respectively.

Interest Expense. Interest expense totaled $1,532,000 for the three months ended December 31, 2000, as compared to $1,497,000 for the three months ended December 31, 1999. Although the average balance of interest-bearing liabilities decreased $7.0 million, the average rate paid thereon increased 39 basis points, resulting in a $35,000 or 2.3% increase in interest expense.

Interest expense on deposits (including escrows) increased $26,000 or 3.2% for the three months ended December 31, 2000, as compared to the three months ended December 31, 1999. The increase was due to a 35 basis point increase in the average rate paid thereon, offset by a $3.4 million decrease in the average balance of deposits.

Interest on FHLB advances increased $9,000 or 1.3% for the three months ended December 31, 2000, as compared to the three months ended December 31, 1999. The increase was due to a 47 basis point increase in the rate paid thereon, offset by a $3.6 million decrease in the average balance of advances. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Allowance for Loan Losses. During the three month periods ended December 31, 2000 and 1999, the Company established provisions for loan losses of $0 and $1,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

At December 31, 2000, the allowance for loan losses totaled $425,000 or .79% and 276.0% of total loans and total non-performing loans, respectively, as compared to $425,000 or 0.8% and 885.4%, respectively, at March 31, 2000. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $154,000 and $48,000 at December 31, 2000 and March 31, 2000, respectively, which represented 0.29% and 0.08% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was
 .10% and .03% at December 31, 2000 and March 31, 2000, respectively.

Other Income. During the three months ended December 31, 2000 and 1999, other income remained the same.

Other Expenses. Total other expenses increased by $22,000 or 3.7% during the three months ended December 31, 2000, as compared to the three months ended December 31, 1999. The increase was attributable to increases of $24,000 or 5.1% in compensation and employee benefits expense, and $6,000 or 9.8% in other operating expenses, offset by a decrease of $8,000 or 66.7% in federal insurance premiums.

Income Tax Expense. The provision for income tax totaled $159,000 for the three months ended December 31, 2000, as compared to $184,000 for the three months ended December 31, 1999. The $25,000 or 13.6% decrease was due to decreased income.

Results of Operations for the Nine Months Ended December 31, 2000 and 1999

Net Income. The Company recorded net income of $872,000 for the nine months ended December 31, 2000, as compared to net income of $793,000 for the nine months ended December 31, 1999. The $79,000 or 10.0% increase in net income for the nine months ended December 31, 2000 was primarily the result of increases in net interest income and decreases in other expenses and provision for loan losses, partially offset by an increase in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income increased $50,000 or 1.6% for the nine months ended December 31, 2000, as compared to the nine month period ended December 31, 1999. Although the average balance of interest-earning assets decreased $5.7 million or 3.8%, the average yield earned thereon increased 38 basis points. The average balance of interest-bearing liabilities decreased by $5.3 million or 4.2%, however, the average rate paid thereon increased 28 basis points.

The net interest rate spread increased to 2.13% for the nine month period ended December 31, 2000 from 2.03% for the nine month period ended December 31, 1999. The increase in the net interest rate spread was primarily the result of increased yields on the average balances of all interest earning assets, partially offset by increased rates paid on certificates of deposit and FHLB advances.

Interest Income. Interest income increased $118,000 or 1.6% to $7,659,000 for the nine month period ended December 31, 2000, as compared to $7,541,000 for the nine month period ended December 31, 1999.

Interest on loans receivable decreased $248,000 or 7.6% for the nine months ended December 31, 2000, as compared to the nine month period ended December 31, 1999. This decrease was primarily the result of a $5.7 million decrease in the average balance of loans receivable, partially offset by a 15 basis point increase in the average yield earned thereon.

Interest income on mortgage-backed securities increased $275,000 or 10.1% for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999. This increase was primarily the result of a $153,000 increase in the average balance of such securities and 63 basis point increase in the average yield earned thereon.

Interest income on investment securities increased $159,000 or 12.5% for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999. The increase in interest income on investment securities was primarily due to a $1.9 million increase in the average balance of such securities and an increase in the average yield of 31 basis points.

Interest income on other interest-earning assets decreased by $68,000 or 25.7% for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999. The decrease was due to a $2.1 million decrease in the average balance of other interest-earning assets, offset by a 76 basis point increase in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 7.11% and 6.73% for the nine month periods ended December 31, 2000 and 1999, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Interest Expense. Interest expense totaled $4,523,000 for the nine months ended December 31, 2000, as compared to $4,455,000 for the nine months ended December 31, 1999. Although the average balance of interest-bearing liabilities decreased $5.3 million, the average rate paid thereon increased 28 basis points, resulting in a $68,000 or 1.5% increase in interest expense.

Interest expense on deposits (including escrows) increased $40,000 or 1.6% for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999. The increase was due to a 26 basis point increase in the average rate paid thereon, offset by a $3.0 million decrease in the average balance of deposits.

Interest on FHLB advances increased $91,000 or 4.7% for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999. The increase was due to a 42 basis point increase in the average rate paid thereon, offset by a $1.6 million decrease in the average balance of advances.

Interest on bonds payable decreased by $63,000 or 100.0% due to the repayment of the bond in its entirety.

Provision for Loan Losses. During the nine month periods ended December 31, 2000 and 1999, the Company established provisions for loan losses of $0 and $3,000, respectively. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

Other Income. During the nine months ended December 31, 2000, other income decreased $5,000 or 7.0%, as compared to the nine months ended December 31, 1999.

Other Expenses. Total other expenses decreased by $58,000 or 3.1% during the nine months ended December 31, 2000, as compared to the nine months ended
December 31, 1999. The decrease was attributable to decreases of $22,000 in federal insurance premiums, $18,000 in compensation and employees benefit expense, $15,000 in other expenses, and $3,000 in premises and occupancy costs. The decrease in compensation and employee benefits expense was due to decreases of $69,000 in RSP expense, offset by increases of $30,000 in compensation and employee benefits expense, $14,000 in the Company's defined benefit plan, SERP and DRP costs, and $7,000 in ESOP expense.

Income Tax Expense. The provision for income tax totaled $526,000 for the nine months ended December 31, 2000, as compared to $499,000 for the nine months ended December 31, 1999. The $27,000 or 5.4% increase was due to increased income.

Liquidity and Capital Requirements

The Company's subsidiary bank, First Carnegie Deposit, is subject to various requirements administered by the federal banking agencies. The Bank is required by Section 6 of the Home Owners' Loan Act ("HOLA") to hold a prescribed amount of statutorily defined liquid assets. The Director of the OTS may, by regulation, vary the amount of the liquidity requirement, but only within pre-established statutory limits. The requirement must be no less than four percent and no greater than ten percent of the Bank's net withdrawable accounts and borrowings payable on demand or with unexpired maturities of one year or less. The minimum required liquidity is currently 4%. The Bank's average liquidity ratio was 143.97% and 154.76%, at December 31, 2000 and March 31, 2000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION



The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk- basked capital to risk-weighted assets. On December 31, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                Amount         Percent
                                                ------         -------
                                                 (Dollars in thousands)

Tangible capital........................        $24,408          16.44%
Tangible capital requirement............          2,227           1.50%
                                                -------         ------
Excess over requirement.................        $22,181          14.94%
                                                 ======          =====

Core capital............................        $24,408          16.44%
Core capital requirement................          4,454           3.00%
                                                -------         ------
Excess over requirement.................        $19,954          13.44%
                                                 ======          =====

Risk based capital......................        $24,833          55.60%
Risk based capital requirement..........          3,573           8.00%
                                                -------         ------
Excess over requirement.................        $21,260          47.60%
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

                           PART II - OTHER INFORMATION


Item 1.        Legal Proceedings.
               -----------------

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


Item 2.        Changes in Securities.
               ---------------------

               Not applicable.


Item 3.        Defaults Upon Senior Securities
               -------------------------------

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





                                       SKIBO FINANCIAL CORP.


Date: January 31, 2001
                                   By: /s/ Walter G. Kelly
                                       -----------------------------------------
                                         Walter G. Kelly
                                         President and Chief Executive Officer
                                        (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter G. Kelly                            /s/ Carol A. Gilbert
-----------------------------------------      ---------------------------------------------------
Walter G. Kelly                                Carol A. Gilbert
President and Chief Executive Officer          Chief Financial and Operating Officer and Treasurer
(Principal Executive Officer)                  (Principal Financial and Accounting Officer)

Date: January 31,  2001                        Date: January 31, 2001
