Form 10KSB40
period 2001-03-31
SKIBO FINANCIAL CORP
filed 2001-05-29
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended March 31, 2001
                          --------------

| | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------
SEC File Number:  000-25009
                  ---------
                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                United States                                25-1820465
---------------------------------------------          -----------------------
         (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

242 East Main Street, Carnegie, Pennsylvania                    15106
--------------------------------------------          --------------------------
    (Address of Principal Executive Offices)                 (Zip Code)

                                 (412) 276-2424
 -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $10,233,000

         The registrant's voting stock is traded on the Nasdaq SmallCap Market under the symbol "SKBO." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the trading price of the registrant's "Common Stock" as reported by the Nasdaq SmallCap Market on May 15, 2001, was $10,398,514 ($8.30 per share based on 1,252,833 shares of "Common Stock" outstanding).

         As of May 24, 2001, the registrant had 3,150,333 shares of "Common Stock" outstanding.

         Transitional Small Business Disclosure Format (check one) Yes     No X
                                                                       ---   ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Part II -- Portions of the registrant's 2001 Annual Report to Stockholders.
2. Part III -- Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders.

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

         The Company's and Bank's executive offices are located at 242 E. Main Street, Carnegie, Pennsylvania 15106. The telephone number is (412) 276-2424.

The Mutual Holding Company

         The Company is a majority-owned subsidiary of the MHC. The Company, the MHC, and the Bank are each subject to regulations of the Office of Thrift Supervision (the "OTS") of the Department of the Treasury. Pursuant to OTS regulations governing mutual holding companies, the MHC must at all times own more than 50% of the outstanding voting stock of the Company. As the majority (60%) owner of the Company, the MHC elects directors who oversee the affairs and operations of the Company. The MHC currently does not engage in any business activity other than to hold the majority of Company Common Stock and to invest a small amount of funds retained at the MHC. At March 31, 2001, the MHC's assets consisted of a majority ownership interest in the Company and approximately $97,000 in cash. The MHC had no liabilities at March 31, 2001.

Business Strategy

         The Bank is a community oriented savings association providing mortgage loans and consumer loans. The Company is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to purchase and originate one- to four-family, multi-family and commercial mortgage loans, including farms, and to invest in mortgage-backed and other securities, Small Business Administration ("SBA") and other government agency guaranteed commercial and consumer loans. Because the Company faces strong competition in originating traditional residential mortgage loans, the Company has emphasized other forms of lending, including the purchase of SBA and other government agency guaranteed loans, and commercial real estate loans, including farms.

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

Lending Activities
------------------

         General. At March 31, 2001, the Company's net portfolio of loans receivable totaled $49.8 million as compared to $56.5 million at March 31, 2000. Net loans receivable comprised 33.2% of Company total assets and 67.8% of total deposits at March 31, 2001, as compared to 37.0% and 74.8%, respectively, at March 31, 2000. The principal categories of loans in the Company's portfolio are one- to four-family and multi-family residential real estate loans, commercial real estate loans (including farms), government agency guaranteed and/or insured real estate loans and SBA and other government guaranteed consumer and commercial loans. At March 31, 2001, net government agency guaranteed or insured loans comprised 41.4% of the Company's net loan portfolio. At March 31, 2001, there were no mortgage loans categorized as held-for-sale.

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.


                                                                        At March 31,
                                                          -----------------------------------------
                                                                  2001                  2000
                                                          -------------------   -------------------
                                                                (Dollars in thousands)
Type of Loans:
-------------
Real Estate:
  One- to four-family....................................  $15,977     32.0%     $20,557      36.3%
  Government agency guaranteed and/or insured............   11,159     22.3       11,739      20.7
  Multi-family...........................................    2,894      5.8        2,332       4.1
  Commercial*............................................    9,771     19.5       11,080      19.5
Consumer and commercial loans:
  SBA guaranteed.........................................    7,580     15.2        7,876      13.9
  Other government agency guaranteed.....................    1,680      3.4        2,073       3.7
  Savings account........................................      425       .8          390        .7
  Other..................................................      506      1.0          621       1.1
                                                           -------    -----      -------     -----
      Total loans........................................   49,992    100.0%      56,668     100.0%
                                                                      =====                  =====
Add (deduct):............................................
  Premium/discount.......................................      263                   297
  Deferred loan origination fees and costs...............      (32)                  (36)
  Allowance for loan losses..............................     (425)                 (425)
                                                           -------               -------
      Loans receivable, net..............................  $49,798               $56,504
                                                           =======               =======

-----------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

         Loan Maturity Table. The following table sets forth the remaining contractual maturities of the Company's loan portfolio at March 31, 2001. The table does not include the effect of future prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $8.6 million and $13.1 million for the years ended March 31, 2001 and 2000, respectively. Adjustable rate loans are shown as maturing based on contractual maturities. Loans on demand are reported as due within three months.

                                                  Government
                                                    Agency
                                     1-4          Guaranteed        Multi-family        SBA and         Other
                                    Family          and/or               and             Other         Consumer
                                     Real          Insured           Commercial       Government         and
                                    Estate       Real Estate        Real Estate*      Guaranteed      Commercial          Total
                                    ------       -----------        -----------       ----------      ----------         -------
                                                                        (In Thousands)
Amounts Due:
Within 3 months................     $     4          $     2           $    --         $    --            $ 425         $   431
3 months to 1 Year.............         579               --                --              15               --             594
After 1 year:
  1 to 3 years.................         196              167                83             801                8           1,255
  3 to 5 years.................         280                2               256           1,175               --           1,713
  5 to 10 years................       1,413              424             2,669           1,317              498           6,321
  10 to 20 years...............       4,023            4,186             6,385           4,285               --          18,879
  Over 20 years................       9,482            6,378             3,272           1,667               --          20,799
                                    -------           ------           -------          ------            -----         -------
Total due after one year.......      15,394           11,157            12,665           9,245              506          48,967
                                    -------          -------           -------          ------            -----         -------
Total amount due...............      15,977           11,159            12,665           9,260              931          49,992
Add or (deduct):
Allowance for loan losses......        (105)              (5)             (308)             (2)              (5)           (425)
Deferred loan fees.............          (5)              (1)              (26)             --               --             (32)
Premium (discount).............          93              125               (19)             64               --             263
                                    -------          -------           -------         -------            -----         -------
Loans receivable, net..........     $15,960          $11,278           $12,312         $ 9,322            $ 926         $49,798
                                    =======          =======           =======         =======            =====         =======

--------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."


         The following table sets forth at March 31, 2001, the dollar amount of all loans contractually due after March 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                                 Fixed Rates   Adjustable Rates    Total
                                                 -----------   ----------------    -----
                                                               (In Thousands)
One- to four-family ...........................    $12,319         $ 3,075        $15,394
Government agency guaranteed and/or
  insured real estate .........................     10,912             245         11,157
Multi-family and commercial real estate* ......     10,165           2,500         12,665
SBA guaranteed ................................      5,212           2,358          7,570
Other government guaranteed ...................        734             941          1,675
Other consumer and commercial .................        213             293            506
                                                   -------         -------        -------
Total .........................................    $39,555         $ 9,412        $48,967
                                                   =======         =======        =======

----------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

         The following table sets forth the Company's total loan originations, purchases and principal repayments for the periods indicated:

                                                           Year Ended March 31,
                                                           --------------------
                                                           2001          2000
                                                           ----          ----
                                                              (In Thousands)
Total gross loans receivable at
   beginning of period .............................     $ 56,668      $ 65,604
                                                         ========      ========
Loans originated:
  One- to four-family real estate ..................     $    215      $    304
  Multi-family and commercial real estate ..........          639            32
  Other consumer and commercial ....................          239           256
                                                         --------      --------
Total loans originated .............................     $  1,093      $    592
                                                         ========      ========
Loans purchased:
  One- to four-family real estate ..................     $     --      $  1,610
  Guaranteed and/or insured real estate ............          681         1,120
  Multi-family and commercial real estate* .........           --           247
  SBA guaranteed ...................................        2,002           573
  Other government guaranteed ......................          393            --
  Other consumer and commercial ....................           --            --
                                                         --------      --------
Total loans purchased ..............................     $  3,076      $  3,550
                                                         ========      ========
Loans sold:
  One- to four-family real estate ..................     $  1,434      $     --
  Guaranteed and/or insured real estate ............          794            --
                                                         --------      --------
Total loans sold ...................................     $  2,228      $     --
                                                         ========      ========
Less:
Loan principal repayments ..........................     $  8,617      $ 13,078
                                                         --------      --------
Net loan activity ..................................       (6,676)       (8,936)
                                                         ========      ========
Total gross loans receivable at end
    of period ......................................     $ 49,992      $ 56,668
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

         Adjustable rate mortgage loans decrease the risks associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the adjustable rate mortgage loan documents and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2001, $3.1 million of the Company's one- to four-family loan portfolio had adjustable rates of interest.

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

         During the year ended March 31, 2001, the Company did not purchase one- to four-family loans. During the year ended March 31, 2001, the Company sold $1.4 million one- to four-family loans which were serviced by others.

         Government Agency Guaranteed and/or Insured Real Estate. The Company acquires Farm Service Agency ("FSA") and United States Department of Agriculture ("USDA") commercial loans including farms, Federal Housing Administration ("FHA") and GNMA project loans, and other FHA and Veterans Administration ("VA") loans from approved dealers. During the year ended March 31, 2001, the Company purchased whole loans or a participating interest of $560,000 in GNMA project loans and $121,000 in USDA farm loans. During the year ended March 31, 2001, the Company sold approximately $794,000 of one -to four-family VA and FHA loans which were serviced by others.

         Of the $11.2 million balance of government guaranteed loans at March 31, 2001, FSA and USDA, FHA and GNMA project, FHA, and VA loans amounted to $5.3 million, $4.6 million, $890,000 and $365,000, respectively.

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

         During the year ended March 31, 2001, the Company did not purchase any loans from AgChoice, however, AgChoice continues to service approximately $10.2 million of real estate mortgage loans and $1.1 million of agricultural loans.

         Loans secured by commercial (including farms) and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. However, the Company believes that the higher yields and shorter terms compensate the Company for the increased credit risk associated with such loans. Furthermore, in accordance with the Company's classification of assets policy and procedure, the Company requests annual financial statements on major loans secured by commercial and multi-family real estate. At March 31, 2001, the largest multi-family real estate loan totaled $656,000 and consisted of an apartment building, located in Hopewell Township, Beaver County, Pennsylvania. The Company's largest commercial real estate loan totaled $1.1 million at March 31, 2001, and consisted of an office building located in Carnegie, Pennsylvania. See also "Loans to One Borrower."

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

         During the year ended March 31, 2001, the Company purchased $2.0 million of SBA loans. At March 31, 2001, the Company's SBA mortgages totaled $7.6 million.

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

         During the year ended March 31, 2001, the Company purchased $393,000 of agricultural loans. At March 31, 2001, the Company's agricultural loans totaled $1.7 million, all of which were government guaranteed loans.

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

         Loan Servicing. The Company services the loans it originates. The Company also services a small number of loans for another institution. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard, flood, and mortgage insurance premiums, are maintained in escrow accounts at the Company. The Company does not service any of the loans it purchases as such loans are primarily purchased on a servicing released basis. The Company does, however, monitor the servicers of purchased loans to ensure accurate and timely payments. At March 31, 2001, the Company had $39.9 million of its total loan portfolio serviced by others and $10.1 million were serviced by the Company.

         Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 45 days of the date of issuance. The Company charges no commitment fees or points to lock in rates or to secure commitments. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 45 day limit. At March 31, 2001, the Company had no outstanding commitments.

         Loans to One Borrower. Federal regulations limit loans-to-one borrower or an affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Company. The Company is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At March 31, 2001, the Company was in compliance with applicable loans-to-one borrower limitations.

         At March 31, 2001, the Company's largest lending relationship was $1.6 million. This relationship consisted of two loans secured by two office buildings located in Carnegie, Pennsylvania. The second largest lending relationship consisted of three loans totaling $1.0 million secured by a 36 unit apartment building located in Pittsburgh, Pennsylvania, and 18 and 7 unit apartment buildings in Crafton Borough, Pennsylvania. The third largest lending relationship consisted of five loans totaling $899,000 secured by apartment buildings located in South Fayette Township and Crafton Borough, and a single family residence in Upper St. Clair, Pennsylvania. At March 31, 2001, these loans were performing in accordance with their terms.

Non-Performing and Problem Assets

         Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 30 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the mortgage. If payment is still delinquent after approximately 60 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Late charges are also imposed in accordance with the mortgage. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, the account is turned over to an attorney for collection or foreclosure and the borrower is notified when foreclosure has commenced. At March 31, 2001, loans past due greater than 90 days totaled $30,000 or .02% of total assets.

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

                                                                 At March 31,
                                                                2001       2000
                                                               -----        ---
                                                             Dollars in Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family ..................................       $  --        $  --
  Government agency guaranteed and/or
    insured real estate ................................          --           --
  Multi-family and commercial* .........................          --           --


Non-mortgage loans:
  SBA and other government
    guaranteed and/or insured ..........................          --           --
  Other consumer and commercial ........................          --           --
                                                               -----        -----
Total ..................................................       $  --        $  --
                                                               =====        =====

Accruing loans which are contractually past
  due 90 days or more:
Mortgage loans:
  One- to four-family ..................................       $  28        $  45
  Government agency guaranteed and/or
    insured real estate ................................           2            3
  Multi-family and commercial* .........................          --           --
Non-mortgage loans:
  Other government guaranteed
    and/or insured .....................................          --           --
  Other consumer and commercial ........................          --           --
                                                               -----        -----
Total ..................................................       $  30        $  48
                                                               =====        =====
Total non-accrual and accrual loans ....................       $  30        $  48
                                                               =====        =====
Real estate owned ......................................       $  --        $  --
                                                               =====        =====
Total non-performing assets ............................       $  30        $  48
                                                               =====        =====

Total non-performing loans to net loans ................         .06%         .08%
                                                               =====        =====

Total non-performing loans to total assets .............         .02%         .03%
                                                               =====        =====

Total non-performing assets to total assets ............         .02%         .03%
                                                               =====        =====

-----------
*    Includes farm real estate loans.

         There are no loans accounted for on a non-accrual basis; therefore, all interest was recorded and included in the Company's interest income for the year ended March 31, 2001.

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

         In accordance with its classification of assets policy, the Company regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2001, the Company had classified $30,000 of loans as substandard and no loans were classified as doubtful, loss, or special mention.

         The largest classified asset is a single-family mortgage with an outstanding principal balance of approximately $23,000.

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

         At March 31, 2001, the Company's allowance for loan losses totaled $425,000 or .85% of net loans receivable and 1,416.7% of non-performing loans, as compared to $425,000 or .75% of net loans receivable and 885.4%of non-performing loans at March 31, 2000.

         Analysis of Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                               At March 31,
                                                         ---------------------
                                                           2001         2000
                                                         --------     --------
                                                         (Dollars in Thousands)

Total loans outstanding, net .........................   $ 49,798     $ 56,504
                                                         ========     ========
Average loans outstanding, net .......................   $ 53,787     $ 59,521
                                                         ========     ========
Allowance balances (at beginning of
    period) ..........................................   $    425     $    575

Provision:
   One- to four-family residential ...................        (19)         (14)
   Multi-family and commercial
      real estate* ...................................         19         (117)
   Consumer and commercial ...........................         --          (19)

Charge-offs:
   One- to four-family residential ...................         --           --
   Multi-family and commercial
      real estate* ...................................         --           --
   Consumer and commercial ...........................         --           --

Recoveries:
   One- to four-family residential ...................         --           --
   Multi-family and commercial
      real estate* ...................................         --           --
   Consumer and commercial ...........................         --           --
                                                         --------     --------

Allowance balance (at end of period) .................   $    425     $    425
                                                         ========     ========
Allowance for loan losses as a percent
     of total loans outstanding ......................        .85%         .75%
Net loans charged off as a percent of
     average loans outstanding .......................         --%          --%


------------
*    Includes farm real estate loans ..

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

                                                                        At March 31,
                                                --------------------------------------------------------
                                                            2001                       2000
                                                --------------------------------------------------------
                                                                 Percent of                  Percent of
                                                                  Loans in                    Loans in
                                                                    Each                        Each
                                                                Category to                  Category to
                                                   Amount       Total Loans     Amount       Total Loans
                                                   ------       -----------     ------       -----------
                                                                   (Dollars in Thousands)
Loan Type:
  One- to four-family real estate..............     $105            32.0%       $122             36.3%
  Government agency guaranteed
     and/or insured real estate................        5            22.3           7             20.7
  Multi-family and commercial real estate*.....      308            25.3         289             23.6
  SBA and other guaranteed.....................        2            18.6           2             17.6
  Other consumer and commercial ...............        5             1.8           5              1.8
                                                    ----           -----        ----            -----
Total..........................................     $425           100.0%       $425            100.0%
                                                    ====           =====        ====            =====

------------
*    Includes farm real estate loans.

         Real Estate Owned. Real estate acquired by the Company as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired, it is recorded at the lower of the cost or fair value at the date of acquisition and any write down resulting therefrom is charged to the allowance for losses on real estate owned. All costs incurred in maintaining the Company's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. At March 31, 2001, the Company had no real estate owned.

Investment Activities of the Company

         Investment Securities. At March 31, 2001, the Company's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, state, county and municipal obligations, mortgage-backed and asset-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments.

         The Company's investment portfolio at March 31, 2001 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies.

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

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment and mortgage-backed securities portfolio, short-term investments, and FHLB stock at the dates indicated. At March 31, 2001, the market value of the Company's investment securities portfolio and mortgage-backed securities portfolio were $26.0 million and $56.6 million, respectively.


                                                                 At March 31,
                                                            --------------------

                                                             2001         2000
                                                            -------      -------
                                                               (In Thousands)
Investment securities held to maturity:
  U.S. Agency securities .............................      $23,458      $23,894
  Asset-backed securities* ...........................        1,940        2,116
  State, county and municipal obligations ............          506          506
  Other investment securities ........................          180          180
                                                            -------      -------
   Total investment securities
        held to maturity .............................       26,084       26,696
Interest-bearing deposits ............................        8,186        1,280
FHLB stock ...........................................        2,615        2,615
Mortgage-backed securities held to maturity ..........       55,907       59,181
                                                            -------      -------
        Total investments ............................      $92,792      $89,772
                                                            =======      =======

------------
*    Asset-backed securities consist of FNMA, FHLMC and GNMA guaranteed REMICs.

         The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company's investment and mortgage- backed securities portfolio at March 31, 2001.

                                     After One Year   After Five Years
                 Within One Year   Through Five Years Through Ten Years   After Ten Years   Total Investment Securities
                -----------------  ------------------ -----------------  ----------------- -----------------------------
                Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average Carrying   Average    Market
                  Value    Yield     Value    Yield     Value    Yield    Value    Yield    Value     Yield      Value
                --------  -------   -------  -------    ------  -------  --------  ------  --------  --------   --------
                                                   (Dollars in Thousands)
U.S. Agency
  Obligations.... $ 5       8.19%    $ 316     8.19%  $ 2,345     6.87%  $ 20,792    6.83%  $ 23,458     6.86%  $ 23,328
State, county
  and municipal
  obligations....  --         --        --       --       150     7.00        356    7.17        506     7.12        529
Asset-backed
  securities.....  --         --        --       --       101     7.93      1,839    6.98      1,940     7.03      1,936
Mortgage-Backed
  Securities.....   4       7.96       409     7.41     2,177     7.68     53,317    7.30     55,907     7.32     56,551
Other
  Investments....  --         --        --       --        90     7.02         90    6.50        180     6.76        179
                  ---                -----            -------            --------           --------            --------
  Total.......... $ 9       8.08%    $ 725     7.75%  $ 4,863     7.26%  $ 76,394    7.17%  $ 81,991     7.18%  $ 82,523
                  ===       ====     =====     ====   =======     ====   ========    ====   ========     ====   ========

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

         Deposit Portfolio. Deposits in the Company at March 31, 2001, were represented by various types of deposit programs described below.

                                  Original      Interest          Minimum            Balance at         Percentage of
Category                            Term        Rate(1)        Balance Amount      March 31,2001(2)     Total Deposits
--------                      --------------    --------      --------------      ----------------     --------------

NOW Accounts                  None                 1.25%         $    200              $ 4,165                5.67%
Non-Interest Checking         None                   --               200                1,245                1.70
Passbook Accounts             None                 2.65                10               16,254               22.14
Money Market Accounts         None                 2.40             1,000                3,441                4.69

Certificates of Deposit:

Fixed Term, Fixed Rate        1-3 Months           4.20             1,000                   46                 .06
Fixed Term, Fixed Rate        4-6 Months           5.05             1,000                7,044                9.60
Fixed Term, Fixed Rate        7-12 Months          5.10               500                9,027               12.30
Fixed Term, Fixed Rate        13-24 Months         5.20               500                6,204                8.45
Fixed Term, Fixed Rate        25-36 Months         5.20               500                6,693                9.12
Fixed Term, Fixed Rate        37-48 Months         5.25               500                1,321                1.80
Fixed Term, Fixed Rate        49-120 Months        5.40               500                7,997               10.90
Fixed Term, Variable Rate     18 Months            4.24               100                  203                 .28
Jumbo Certificate             Various           Various          $100,000                9,759               13.29
                                                                                       -------              ------
                              Total Deposits                                           $73,399              100.00%
                                                                                       =======              ======

---------------
(1)  Interest rate offerings as of March 31, 2001.
(2)  In thousands.

The following table sets forth the amounts of certificates of deposit classified by rate at the dates indicated.

                                                 As of March 31,
                                             2001                2000
                                             ----                ----
                                                 (In Thousands)
Interest Rate
3.00-3.99%.......................          $    25             $    47
4.00-4.99 .......................            1,018              14,111
5.00-5.99 .......................           29,344              23,845
6.00-6.99........................           16,212               9,434
7.00-7.99 .......................            1,695               2,743
                                           -------             -------
     Total ......................          $48,294             $50,180
                                           =======             =======


The following table sets forth the amount and maturities of certificates of deposit at March 31, 2001.

                                                    Amount Due
---------------------------------------------------------------------------------------------------
                  On or before    On or before       On or before           After
                     March 31,       March 31,          March 31,         March 31,
Interest Rate        2002            2003              2004                 2004            Total
-------------     ------------    ------------    ---------------      ------------       --------
                                                   (In Thousands)

3.00-3.99%........  $     25         $    --            $    --           $    --        $     25
4.00-4.99.........     1,010               8                 --                --           1,018
5.00-5.99.........    20,933           4,095              1,367             2,949          29,344
6.00-6.99.........     7,702           3,633              1,444             3,433          16,212
7.00-7.99.........        23              25                 --             1,647           1,695
                    --------         -------            -------           -------          ------
     Total........  $ 29,693         $ 7,761            $ 2,811           $ 8,029        $ 48,294
                    ========         =======            =======           =======          ======

         Jumbo Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2001. The bank has never used brokered deposits.

                                                                Jumbo
                                                            Certificates
Maturity Period                                              of Deposit
---------------                                             -----------
                                                           (In Thousands)
Within three months....................................         $ 1,499
Three through six months...............................           2,482
Six through twelve months..............................           2,041
Over twelve months.....................................           3,737
                                                                -------
                                                                $ 9,759
                                                                =======

         Savings Deposit Activity. The following table sets forth the savings activities of the Company for the periods indicated:

                                                   Year Ended March 31,
                                                  2001              2000
                                                  ----              ----
                                                    (In Thousands)
Net decrease
  before interest credited................    $  (4,930)         $  (4,045)
Interest credited.........................        2,746              2,711
                                              ---------          ---------
Net decrease in
  savings deposits........................    $  (2,184)         $  (1,334)
                                              =========          =========


Borrowings

         The Company may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Company's stock in the FHLB of Pittsburgh and a portion of the Company's mortgage-backed securities portfolio. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. For the period ended March 31, 2001, the effective annualized cost of borrowings from the FHLB was 5.54%.

         The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Company had during the periods indicated.


                                                            During the
                                                      Year Ended  March 31,
                                                      ----------  ---------
                                                       2001             2000
                                                       ----             ----
                                                         (In Thousands)

Average balance outstanding..................        $ 1,208          $ 1,821
Maximum balance at end of any month..........          4,500            7,400
Balance outstanding end of period............             --            6,000
Weighted average rate during period..........           6.80%            6.06%
Weighted average rate at end of period ......             --%            6.59%

Bank Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At March 31, 2001, the Bank was authorized to invest up to $3.0 million or 2% of its assets. At March 31, 2001, the Bank had one wholly-owned subsidiary, Fedcar, Inc. ("Fedcar").

         Fedcar is a Pennsylvania corporation organized in 1973. Its current activities consist solely o collecting an immaterial amount of insurance commissions. At March 31, 2001, Fedcar had total assets, liabilities, and equity of $18,000, $0, and $18,000, respectively.


Personnel

         As of March 31, 2001, the Company had 17 full-time employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended March 31, 2001, approximated $15,000.

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

     (ii) Amid-tier stock holding company is subject to the same restrictions as the mutual holding company on pledges of stock of the savings association subsidiary, and the proceeds of any loan secured by the savings association's stock must be infused into the savings association.

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

         The capital regulations also incorporated an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 2001, the Bank met each of its capital requirements.


         The following table presents the Bank's capital position at March 31, 2001.



                      Actual      Required      Excess     Actual      Required
                      Capital      Capital      Amount     Percent     Percent
                      -------     ---------     ------     -------     --------
                                           (Dollars in thousands)

Tangible............  $23,723       $2,246      $21,477     15.85%       1.50%
Core (Leverage).....  $23,723       $4,492      $19,231     15.85%       3.00%
Risk-based..........  $24,148       $3,510      $20,638     55.03%       8.00%


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

Qualified Thrift Lender Test

         Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of March 31, 2001, qualified thrift investments of the Bank were approximately 91.05% of its portfolio assets, and therefore in compliance with the OTS requirement.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At March 31, 2001, the Bank had outstanding advances of approximately $48.0 million from the FHLB of Pittsburgh.

Community Reinvestment

         Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination on April 5, 2000.

Federal Reserve System

         The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. At March 31, 2001, the Company was in compliance with this requirement.

         Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System. The Company had no borrowings from the Federal Reserve System at March 31, 2001.

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

Item 2.  Description of Property.
--------------------------------

         (a) Properties. Currently, the Company operates from its main office in Carnegie, Pennsylvania and branch offices in McKees Rocks and Washington, Pennsylvania. The Company owns its main office facility as well as its Washington branch office. The current lease for the McKees Rocks branch expires March 25, 2010, with a monthly renewal option thereafter. The total net book value of the Company's investment in premises and equipment at March 31, 2001, was approximately $577,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not Applicable.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the year ended March 31, 2001 (the "Annual Report") is incorporated herein by reference. The Annual Report is included as Exhibit 13 to this Form 10-KSB.

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

Item 7.  Financial Statements
-----------------------------

         The Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                            PAGE
                                                                            ----

Independent Auditors' Report..............................................   12

Consolidated Statements of Financial Condition
    as of March 31, 2001 and 2000.........................................   13

Consolidated Statements of Income and Comprehensive Income
    for the Years Ended March 31, 2001 and 2000...........................   14

Consolidated Statements of Stockholders' Equity for the Years Ended
    March 31, 2001 and 2000...............................................   15

Consolidated Statements of Cash Flows for the Years
    Ended March 31, 2001 and 2000.........................................   16

Notes to Consolidated Financial Statements................................   17

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

         The required information is on page 2 of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders filed with the SEC on June 5, 2001 (the "Proxy Statement") is incorporated herein by reference.

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

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

         (a)  Exhibits

              3.1   Charter of Skibo Financial Corp. 1

              3.2   Bylaws of Skibo Financial Corp. 1

              10.1  Supplemental Executive Retirement Plan 2

              10.2  Directors' Retirement Plan 2

              10.3  Employment Agreements 3

              10.4  1998 Stock Option Plan 1

              10.5  1998 Restricted Stock Plan 1

              10.6  Skibo Financial Corp. Compensation Plan

              13 Annual Report to Stockholders for Fiscal Year Ended March 31, 2001 (Only those portions incorporated by reference in this document are deemed filed.)

              21    Subsidiaries of the Registrant

              23    Consent of Stokes & Hinds, LLC

         (b)  Reports on Form 8-K

              During the fourth quarter of the fiscal year, the Company filed Current Reports on Form 8-K on March 12, 2001 (items 5 and 7), to report a quarterly cash dividend. .

----------------
1 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-QSB filed with the SEC on November 16, 1998 (SEC File No. 0-25009).

2 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-KSB for the year ended March 31, 1999 (SEC File No. 0-25009).

3 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-KSB for the year ended March 31, 2000 (SEC File No. 0-25009).

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SKIBO FINANCIAL CORP.


Date: May 29, 2001                 By: /s/ Walter G. Kelly
                                       -----------------------------------------
                                       Walter G. Kelly
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)


          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Walter G. Kelly                                      /s/ Carol A. Gilbert
----------------------------------------------           -----------------------------------------------------
Walter G. Kelly                                          Carol A. Gilbert
President and Chief Executive Officer                    Chief Financial and Operating Officer and Treasurer
(Principal Executive Officer)                            (Principal Financial and Accounting Officer)

Date: May 29, 2001                                       Date: May 29, 2001


/s/ John C. Burne                                        /s/ John T. Mendenhall, Jr.
----------------------------------------------           -------------------------------------------------
John C. Burne                                            John T. Mendenhall, Jr.
Chairman of the Board and Director                       Director

Date: May 29, 2001                                       Date: May 29, 2001


/s/ Layne W. Craig                                       /s/ Alexander J. Senules
---------------------------------------------            ---------------------------------------------------
Layne W. Craig                                           Alexander J. Senules
Director                                                 Vice President and Secretary and Director

Date: May 29, 2001                                       Date: May 29, 2001
