Form 10QSB
period 2001-06-30
SKIBO FINANCIAL CORP
filed 2001-08-01
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001
                               -------------

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

                                 (412) 276-2424
          ----------------------------------------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                               as of July 31, 2001


$0.10 Par Value Common Stock                             3,150,333  Shares
----------------------------                             -----------------
        Class                                               Outstanding

            Transitional Small Business Disclosure Format (check one)
                           Yes         No  X
                              ------     ------

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----



PART I.           FINANCIAL INFORMATION
-------           ---------------------


Item 1.     Financial Statements


                  Consolidated Statements of Financial Condition (As of
                  June 30, 2001 (unaudited) and March 31, 2001)................1

                  Consolidated Statements of Income (For the three
                  months ended June 30, 2001 and 2000 (unaudited)).............2

                  Consolidated Statement of Stockholders' Equity (For the
                  three months ended June 30, 2001 (unaudited))................3

                  Consolidated Statements of Cash Flows (For the three
                  months ended June 30, 2001 and 2000 (unaudited)).............4

                  Notes to Consolidated Financial Statements...................5


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................7



PART II.          OTHER INFORMATION
--------          -----------------


Item 1.     Legal Proceedings.................................................10
Item 2.     Changes in Securities.............................................10
Item 3.     Defaults Upon Senior Securities...................................10
Item 4.     Submission of Matters to a Vote of Security-Holders...............10
Item 5.     Other Information.................................................10
Item 6.     Exhibits and Reports on Form 8-K..................................10


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)

                                                                      June 30,   March 31,
                                                                        2001       2001
                                                                     ---------   ---------
                                                                    (Unaudited)
                    ASSETS
                    ------
Cash and amounts due from depository institutions                   $     950    $   1,026
Interest-bearing deposits with other institutions                       8,651        8,186
Investment securities:
     Held-to-maturity (market value $24,727 and $25,972)               25,102       26,084
Mortgage-backed securities:
     Held-to-maturity (market value $59,116 and $56,551)               58,539       55,907
Loans receivable, net                                                  49,517       49,798
Accrued interest receivable:
     Investment securities                                                396          496
     Mortgage-backed securities                                           426          411
     Loans receivable                                                     434          452
Federal Home Loan Bank stock, at cost                                   2,615        2,615
Premises and equipment, net                                               563          577
Prepaid expenses and other assets                                       4,398        4,360
                                                                    ---------    ---------
        Total Assets                                                $ 151,591    $ 149,912
                                                                    =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Liabilities:
     Deposits                                                       $  75,065    $  73,399
     Federal Home Loan Bank advances                                   48,000       48,000
     Advances from borrowers for taxes and insurance                      138          107
     Accrued expenses and other liabilities                             3,468        3,304
                                                                    ---------    ---------
        Total Liabilities                                             126,671      124,810


Stockholders' Equity:
     Preferred stock, 5,000,000 shares authorized; none issued             --           --
     Common stock, $0.10 par value; 10,000,000 shares authorized;
        3,449,974 shares issued                                           345          345
     Additional paid-in capital                                         9,757        9,745
     Treasury stock, at cost (310,723 shares at June 30, 2001
         and 304,694 shares at March 31, 2001)(1)                      (2,132)      (2,087)
     Unearned Employee Stock Ownership Plan (ESOP) shares                 (41)         (91)
     Unearned Restricted Stock Plan (RSP) shares                          (75)        (100)
     Retained earnings, substantially restricted                       17,066       17,290
                                                                    ---------    ---------
        Total Stockholders' Equity                                     24,920       25,102
                                                                    ---------    ---------

        Total Liabilities and Stockholders' Equity                  $ 151,591    $ 149,912
                                                                    =========    =========


(1)Included are shares held by the Bank's RSP totaling 11,082 at June 30, 2001 and 10,483 at March 31, 2001, respectively.

See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                For the Three Months Ended June 30, 2001 and 2000

              (Dollar amounts in thousands, except per share data)

                                                                        2001         2000
                                                                    ----------   ----------
                                                                          (Unaudited)
Interest income:
     Loans receivable                                               $      899   $    1,025
     Mortgage-backed securities                                            965        1,007
      Investment securities                                                423          463
     Other                                                                 138           66
                                                                    ----------   ----------
            Total interest income                                        2,425        2,561

Interest expense:
     Savings deposits                                                      848          815
     Federal Home Loan Bank advances                                       663          672
                                                                    ----------   ----------
           Total interest expense                                        1,511        1,487
                                                                    ----------   ----------

           Net interest income                                             914        1,074

Provision for loan losses                                                   --           --
                                                                    ----------   ----------
           Net interest income after provision for loan losses             914        1,074
Other income:
     Fees and service charges                                               10            8
     Other                                                                  32           18
                                                                    ----------   ----------
           Total other income                                               42           26

Other expenses:
     Compensation and employee benefits                                    596          460
     Premises and occupancy costs                                           48           53
     Federal insurance premiums                                              4            4
     Other operating expenses                                               85           88
                                                                    ----------   ----------
           Total other expenses                                            733          605
                                                                    ----------   ----------

             Income before income taxes                                    223          495

Provision for income taxes                                                  85          212
                                                                    ----------   ----------
           Net income                                                      138          283

Other comprehensive income:
     Unrealized gain on securities available-for-sale, net of tax           --           --
                                                                    ----------   ----------
           Total comprehensive income                               $      138   $      283
                                                                    ==========   ==========

Basic earnings per share                                            $      .04   $      .09
Diluted earnings per share                                          $      .04   $      .09

Weighted average shares outstanding - Basic                          3,130,993    3,230,863
Weighted average shares outstanding - Diluted                        3,155,334    3,230,863


 See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

              For the Three Months Ended June 30, 2001 (unaudited)

              (Dollar amounts in thousands, except per share data)



                                                  Additional               Unearned   Unearned
                                       Common        Paid-in    Treasury       ESOP        RSP  Retained
                                        Stock        Capital       Stock     Shares     Shares  Earnings     Total
                                      -----------------------------------------------------------------------------
Balance at March 31, 2001                $345         $9,745     $(2,087)      $(91)     $(100)  $17,290   $25,102

Cash dividends declared net
 ($.12 per share regular,
 $.20 per share special)                   --             --          --         --         --      (362)     (362)

Excess of fair value above cost of
 ESOP shares released or
  committed to be released                 --             12          --         --         --        --        12

Amortization of ESOP liability             --             --          --         50         --        --        50

Amortization of RSP liability              --             --          --         --         25        --        25

Treasury stock purchased,
 at cost (6,029 shares)                    --             --         (45)        --         --        --       (45)

Net income                                 --             --          --         --         --       138       138
                                      -----------------------------------------------------------------------------

Balance at June 30, 2001                 $345         $9,757     $(2,132)      $(41)     $ (75)  $17,066   $24,920
                                      =============================================================================


  See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                For the Three Months Ended June 30, 2001 and 2000

                          (Dollar amounts in thousands)

                                                                                  2001       2000
                                                                                 -------    -------
                                                                                     (Unaudited)
Operating activities:
     Net income                                                                  $   138    $   283
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
           Depreciation                                                               16         19
           Compensation expense-ESOP and RSP                                          87         70
           Net amortization of premiums and discounts                                (49)        25
           Decrease in accrued interest receivable                                   103         92
           Increase in prepaid expenses                                              (38)      (470)
           Increase in accrued interest payable                                      130        137
           Increase (decrease) in accrued income taxes                                54        (53)
           Other, net                                                                (20)       389
                                                                                 -------    -------
             Net cash provided by operating activities                               421        492
                                                                                 -------    -------

Investing activities:
     Purchases of premises and equipment                                              (2)        (1)
     Purchases of investment securities held-to maturity                            (131)      (300)
     Purchases of mortgage-backed securities held-to-maturity                     (7,639)    (1,459)
     Proceeds from maturities/calls and principal repayments of:
       Investment securities held-to-maturity                                      1,113        264
       Mortgage-backed securities held-to-maturity                                 5,028      2,468
     Loans purchased                                                              (3,292)      (653)
     Net principal repayments on loans                                             3,601      1,641
                                                                                 -------    -------
             Net cash provided by (used in) investing activities                  (1,322)     1,960
                                                                                 -------    -------

Financing activities:
     Net increase (decrease) in savings deposits                                   1,666     (1,283)
     Proceeds from Federal Home Loan Bank advances                                    --      8,500
     Net increase in mortgage escrow                                                  31         52
     Treasury stock purchased                                                        (45)      (441)
     Cash dividends paid                                                            (362)      (182)
                                                                                 -------    -------
             Net cash provided by (used in) financing activities                   1,290     (2,354)
                                                                                 -------    -------

Net increase in cash and cash equivalents                                            389         98
Cash and cash equivalents, beginning of period                                     9,212      1,726
                                                                                 -------    -------
Cash and cash equivalents, end of period                                         $ 9,601    $ 1,824
                                                                                 =======    =======

Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                  $ 1,381    $ 1,349
                                                                                 =======    =======

       Income taxes                                                              $    67    $   346
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

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1 -  Basis of Presentation and Principles of Consolidation
          -----------------------------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Skibo Financial Corp., its wholly- owned subsidiary First Carnegie Deposit (the "Bank"), and the Bank's wholly- owned subsidiary, Fedcar, Inc. Fedcar, Inc. is a service corporation that is currently inactive.

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

The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2001.

NOTE 2 -  Dividends on Common Stock
          -------------------------

On May 14, 2001, the Board of Directors of the Company declared a $0.20 per share special cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of May 24, 2001. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on June 7, 2001. On June 14, 2001, the Board of Directors of the Company declared a $0.12 per share regular cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of June 29, 2001. The M.H.C. waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on July 13, 2001. Under the interim final rule of the Office of Thrift Supervision (the "OTS") effective July 12, 2000, any waiver of dividends by the M.H.C. will no longer result in the OTS requiring an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have had the effect of diluting the minority stockholders of the Company.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 3 -  Comprehensive Income
          --------------------

For the  three  months  ended  June  30,  2001 and  2000,  the  Company's  total comprehensive income was $138,000 and $283,000, respectively. Total comprehensive income is comprised of net income and other comprehensive income. For both three month periods, there was no other comprehensive income.

NOTE 4 -  Earnings Per Share (EPS)
          ------------------------

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

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The computation of basic and diluted earnings per share is shown in the table below:

                                                         Three Months Ended
                                                     ---------------------------
                                                      June 30,          June 30,
                                                        2001              2000
                                                     ----------       ----------
Basic EPS computation:
 Numerator-Net Income                                $  138,000       $  283,000
 Denominator-Wt Avg common shares outstanding         3,130,993        3,230,863
Basic EPS                                            $      .04       $      .09
                                                            ===              ===

Diluted EPS computation:
 Numerator-Net Income                                $  138,000       $  283,000
                                                     ==========       ==========
 Denominator-Wt Avg common shares outstanding         3,130,993        3,230,863
 Dilutive Stock Options                                  24,341               --
 Dilutive Unvested RSP                                       --               --
                                                      ---------       ----------
 Weighted avg common shares and common stock
   equivalents                                        3,155,334        3,230,863
Diluted EPS                                          $      .04       $      .09
                                                            ===              ===

For the quarters ended June 30, 2001 and 2000, 7,683 and 15,366 RSP shares, respectively, were excluded from the diluted EPS computation due to their anti-dilutive effect. Shares outstanding for the three months ended June 30, 2001 and 2000 do not include ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans". Unallocated ESOP shares amounted to 6,078 and 33,046 at June 30, 2001 and 2000, respectively.

NOTE 5 -  Income Taxes
          ------------

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

Changes in Financial Condition

The Company's total assets of $151,591,000 at June 30, 2001, are reflective of an increase of $1,679,000 or 1.1%, as compared to $149,912,000 at March 31, 2001. The increase in total assets was due to increases in mortgage-backed securities, interest-bearing deposits with other financial institutions, and prepaid expenses and other assets, offset by decreases in investment securities, cash, loans receivable, premises and equipment and accrued interest.

The increase in the Company's liabilities was due to increases in savings deposits, advances from borrowers for taxes and insurance, and accrued expenses and other liabilities. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $9,601,000, an increase of $389,000 or 4.2% from the prior quarter. This increase was primarily due to increased interest-bearing deposits maintained at the Federal Home Loan Bank ("FHLB").

Investment Securities. Investment securities totaled $25,102,000 at June 30, 2001, a decrease of $982,000 or 3.8%, as compared to $26,084,000 at March 31, 2001. The decrease was primarily due to proceeds received from maturities, calls and payments totaling $1.1 million, offset by purchases of $131,000 of U.S. Agency securities.

Mortgage-backed Securities. Mortgage-backed securities totaled $58,539,000 at June 30, 2001, an increase of $2,632,000 or 4.7%, as compared to $55,907,000 at
March 31, 2001. The increase was due to purchases of $7.6 million, partially offset by principal repayments and maturities totaling $5.0 million.

Loans Receivable, net. Net loans receivable at June 30, 2001 totaled $49,517,000, a decrease of $281,000 or 0.6%, as compared to $49,798,000 at March
31, 2001. The decrease was primarily due to principal repayments totaling $3.8 million, partially offset by the origination of $61,000 in one- to four-family mortgage loans and $134,000 in consumer loans, and purchases of $2.1 million conventional one- to four-family mortgage loans, $187,000 insured Federal Housing Administration ("FHA") and Veterans Administration ("VA") one- to four-family mortgage loans, $238,000 Government National Mortgage Association ("GNMA") insured multi-family project loans, and $781,000 Small Business Administration (SBA) loans.

Deposits. Total deposits, after interest credited, increased by $1,666,000 or 2.3% to $75,065,000 at June 30, 2001, as compared to $73,399,000 at March 31,
2001. The increase was due to increases in passbook and Money Market accounts, and certificates of deposit, offset by a decrease in NOW accounts.

FHLB Advances. FHLB advances totaled $48,000,000 at both June 30, 2001 and March 31, 2001. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $24,920,000 at June 30, 2001, as compared to $25,102,000 at March 31, 2001. The decrease of $182,000 or 0.7% was primarily due to the purchase of 5,430 shares of treasury stock at an average cost of $7.38 per share, and the payment of a $0.12 regular quarterly cash dividend and a $0.20 special cash dividend, partially offset by earnings for the three months ended June 30, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2001 and 2000

Net Income. The Company recorded net income of $138,000 for the three months ended June 30, 2001, as compared to net income of $283,000 for the three months ended June 30, 2000. The $145,000 or 51.2% decrease in net income for the three months ended June 30, 2001 was primarily the result of a decrease in net interest income and an increase in other expenses, partially offset by a reduction in the provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $160,000 or 14.9% for the three months ended June 30, 2001, as compared to the three month period ended June 30, 2000. The average balance of interest-earning assets decreased $799,000 or 0.6%, and the average yield earned thereon decreased 34 basis points. The average balance of interest-bearing liabilities decreased by $884,000 or 0.7%, however, the average rate paid thereon increased 11 basis points.

The interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased to 1.76% for the three month period ended June 30, 2001 from 2.21% for the three month period ended June 30, 2000. The decrease in the interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets and increased rates paid on the average balances of savings deposits and FHLB advances.

Interest Income. Interest income decreased $136,000 or 5.3% to $2,425,000 for the three month period ended June 30, 2001, as compared to $2,561,000 for the three month period ended June 30, 2000.

Interest on loans receivable decreased $126,000 or 12.3% for the three months ended June 30, 2001, as compared to the three month period ended June 30, 2000. This decrease was primarily the result of a $6.0 million decrease in the average balance of loans receivable and a 13 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $42,000 or 4.2% for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. This decrease was primarily the result of a $786,000 decrease in the average balance of mortgage-backed securities and a 19 basis point decrease in the average yield earned thereon.

Interest income on investment securities decreased by $40,000 or 8.6% for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. The decrease in interest income on investment securities was primarily due to a decrease of $1.2 million in the average balance of such securities and a 31 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets increased by $72,000 or 109.1% for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. The increase was primarily due a $7.2 million increase in the average balance of other interest-earning assets, offset by a 171 basis point decrease in the average yield earned thereon.

The average yield on the average  balance of  interest-earning  assets was 6.74%
and  7.08%  for  the  three  month   periods  ended  June  30,  2001  and  2000,
respectively.

Interest Expense. Interest expense totaled $1,511,000 for the three months ended June 30, 2001, as compared to $1,487,000 for the three months ended June 30, 2000. The $24,000 or 1.6% increase was primarily due to an 11 basis point increase in the average rate paid on the total average interest-bearing liabilities, partially offset by decreased average balances in savings deposits and FHLB advances.

Interest expense on deposits (including escrows) totaled $848,000 for the three months ended June 30, 2001, as compared to $815,000 for the three months ended June 30, 2000. The $33,000 or 4.0% increase was primarily due to an 18 basis point increase in the average rate paid on deposits and escrows, partially offset by a $51,000 decrease in the average balance of deposits.

Interest on FHLB advances decreased $9,000 or 1.3% for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. The decrease was primarily due to a decrease of $833,000 in the average balance of advances, partially offset by a 3 basis point increase in the rate paid thereon. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Allowance for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provisions for loan losses during the three month periods ending June 30, 2001 and 2000.

At both June 30, 2001 and March 31, 2001, the allowance for loan losses totaled $425,000 or .85% and 1,416.7% of total loans and total non-performing loans, respectively. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $30,000 at both June 30, 2001 and March 31, 2001, which represented 0.06% of the Company's total loans. The Company's ratio of non-performing loans to total assets were 0.02% at both June 30, 2001 and March 31, 2001.

Other Income. During the three months ended June 30, 2001, other income increased $16,000 or 61.5%, as compared to the three months ended June 30, 2000.

Other Expenses. Total other expenses increased by $128,000 or 21.2% during the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. The increase was primarily attributable to an increase of $136,000 in compensation and employee benefits expense, offset by a decrease of $5,000 in premises and occupancy costs and $3,000 in other operating expenses. Compensation and employee benefits expense increased due to increases of $74,000 in the Company's defined benefit plan and Supplemental Employee Retirement Plan
(SERP) costs, $45,000 in compensation and other employee benefits expense due to increased salaries and bonuses, and $21,000 in ESOP expense, offset by a $4,000 decrease in RSP expense. The increase in SERP costs was due to an amendment to the SERP in December 2000, resulting in an increase in the Projected Benefit Obligation ("PBO") and the expense to the plan. The increase in ESOP expense was due to an increase in the market price of the stock and the Company's commitment to release an additional 4,492 shares of stock in anticipation of repaying the ESOP loan in its entirety by December 2001.

Income Tax Expense. The provision for income tax totaled $85,000 for the three months ended June 30, 2001, as compared to $212,000 for the three months ended June 30, 2000. The $127,000 or 60.0% decrease was due to decreased income.

Regulatory Capital Requirements

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On June 30, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                    Amount          Percent
                                                    ------          -------
                                                     (Dollars in thousands)

      Tangible capital............................  $23,988           15.84%
      Tangible capital requirement................    2,271            1.50
                                                    -------          ------
      Excess over requirement.....................  $21,717           14.34%
                                                    =======          ======

      Core capital................................  $23,988           15.84%
      Core capital requirement....................    4,542            3.00
                                                    -------          ------
      Excess over requirement.....................  $19,446           12.84%
                                                    =======          ======

      Risk based capital..........................  $24,413           55.82%
      Risk based capital requirement..............    3,499            8.00
                                                    -------          ------
      Excess over requirement.....................  $20,914           47.82%
                                                    =======          ======


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





                                         SKIBO FINANCIAL CORP.


Date: July 31, 2001
                                     By: /s/ Walter G. Kelly
                                         ---------------------------------------


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

Date: July 31, 2001                       Date: July 31, 2001
