Form 10QSB
period 2001-09-30
SKIBO FINANCIAL CORP
filed 2001-10-19
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly  report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2001
                               ------------------

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:   000-25009
                  -----------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               United States                                    25-1820465
---------------------------------------------           ------------------------
        (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                              Identification No.)

242 East Main Street, Carnegie, Pennsylvania                    15106
--------------------------------------------            ------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of October 19, 2001


$0.10 Par Value Common Stock                             3,140,633
----------------------------                         ------------------
     Class                                           Shares Outstanding

            Transitional Small Business Disclosure Format (check one)

                             Yes         No   X
                                 ------     ------

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                                 TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I.       FINANCIAL INFORMATION
-------       ---------------------


Item 1. Financial Statements


              Consolidated Statements of Financial Condition as of
              September 30, 2001 (unaudited) and March 31, 2001................1

              Consolidated Statements of Income for the three and
                   six months ended September 30, 2001 and 2000 (unaudited)....2

              Consolidated Statement of Stockholders' Equity for the
              six months ended September 30, 2001 (unaudited)..................3

              Consolidated Statements of Cash Flows for the six
              months ended September 30, 2001 and 2000 (unaudited).............4

              Notes to Consolidated Financial Statements.......................5


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................... 7


PART II.      OTHER INFORMATION
--------      -----------------


Item 1. Legal Proceedings.....................................................11
Item 2. Changes in Securities.................................................11
Item 3. Defaults Upon Senior Securities ......................................11
Item 4. Submission of Matters to a Vote of Security-Holders...................11
Item 5. Other Information.....................................................11
Item 6. Exhibits and Reports on Form 8-K .....................................11


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)

                                                                                       September 30,      March  31,
                                                                                            2001            2001
                                                                                     -----------------   -------------

                    ASSETS                                                            (Unaudited)
                    ------
Cash and amounts due from depository institutions                                    $       823         $    1,026
Interest-bearing deposits with other institutions                                         11,026              8,186
Investment securities:
     Held-to-maturity (market value $22,675 and $25,972)                                  22,468             26,084
Mortgage-backed securities:
     Held-to-maturity (market value $61,506 and $56,551)                                  60,225             55,907
Loans receivable, net                                                                     49,825             49,798
Accrued interest receivable:
     Investment securities                                                                   463                496
     Mortgage-backed securities                                                              433                411
     Loans receivable                                                                        441                452
Federal Home Loan Bank stock, at cost                                                      2,615              2,615
Premises and equipment, net                                                                  553                577
Prepaid expenses and other assets                                                          4,680              4,360
                                                                                       ---------          ---------
        Total Assets                                                                   $ 153,552          $ 149,912
                                                                                       =========          =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Liabilities:
     Deposits                                                                          $  76,403          $  73,399
     Federal Home Loan Bank advances                                                      48,000             48,000
     Advances from borrowers for taxes and insurance                                          13                107
     Accrued expenses and other liabilities                                                4,222              3,304
                                                                                       ---------          ---------
        Total Liabilities                                                                128,638            124,810


Stockholders' Equity:
     Preferred stock, 5,000,000 shares authorized; none issued                                --                 --
     Common stock, $0.10 par value; 10,000,000 shares authorized;
        3,449,974 shares issued                                                              345                345
     Additional paid-in capital                                                            9,769              9,745
     Treasury stock, at cost (320,423 shares at September 30, 2001
         and 304,694 shares at March 31, 2001)(1)                                         (2,227)            (2,087)
     Unearned Employee Stock Ownership Plan (ESOP) shares                                    (13)               (91)
     Unearned Restricted Stock Plan (RSP) shares                                             (52)              (100)
     Retained earnings, substantially restricted                                          17,092             17,290
                                                                                       ---------          ---------
        Total Stockholders' Equity                                                        24,914             25,102
                                                                                       ---------          ---------

        Total Liabilities and Stockholders' Equity                                     $ 153,552          $ 149,912
                                                                                       =========          =========



(1) Included are shares held by the Bank's RSP totaling 11,082 at September 30, 2001 and 10,483 at March 31, 2001, respectively.


See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

         For the Three and Six Months Ended September 30, 2001 and 2000

              (Dollar amounts in thousands, except per share data)

                                                                         Three Months Ended               Six Months Ended
                                                                            September 30,                   September 30,
                                                                        2001             2000            2001            2000
                                                                        ----             ----            ----            ----
                                                                            (unaudited)                      (unaudited)
Interest income:
     Loans receivable                                                 $   871          $ 1,021         $ 1,770          $ 2,046
     Mortgage-backed securities                                           969            1,002           1,934            2,009
     Investment securities                                                380              468             803              931
     Other                                                                123               65             261              131
                                                                      -------          -------         -------          -------
            Total interest income                                       2,343            2,556           4,768            5,117

Interest expense:
     Deposits                                                             846              832           1,694            1,647
     Federal Home Loan Bank advances                                      671              672           1,334            1,344
                                                                      -------          -------         -------          -------
            Total interest expense                                      1,517            1,504           3,028            2,991
                                                                      -------          -------         -------          -------

            Net interest income                                           826            1,052           1,740            2,126

Provision for loan losses                                                  --               --              --               --
                                                                      -------          -------         -------          -------
            Net interest income after
              provision for loan losses                                   826            1,052           1,740            2,126

Other income:
     Fees and service charges                                              10                9              20               17
     Other                                                                  9                9              41               27
                                                                      -------          -------         -------          -------
            Total other income                                             19               18              61               44

Other expenses:
     Compensation and employee benefits                                   505              448           1,101              908
     Premises and occupancy costs                                          49               54              97              107
     Federal insurance premiums                                             3                4               7                8
     Other operating expenses                                              55               72             140              160
                                                                      -------          -------         -------          -------
            Total other expenses                                          612              578           1,345            1,183
                                                                      -------          -------         -------          -------

               Income before income taxes                                 233              492             456              987

Provision for income taxes                                                 74              155             159              367
                                                                      -------          -------         -------          -------
            Net income                                                    159              337             297              620

Other comprehensive income:
       Unrealized gain on securities available-for-
          sale, net of tax                                                 --               --              --               --
                                                                      -------          -------         -------          -------
               Total comprehensive income                             $   159          $   337         $   297          $   620
                                                                      =======          =======         =======          =======

Basic earnings per share                                              $   .05          $   .11         $   .09          $   .19
Diluted earnings per share                                            $   .05          $   .11         $   .09          $   .19

Weighted average shares outstanding - Basic                         3,133,269        3,147,845       3,132,137        3,189,127
Weighted average shares outstanding - Diluted                       3,189,077        3,151,723       3,172,212        3,191,077


See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

             For the Six Months Ended September 30, 2001 (unaudited)

              (Dollar amounts in thousands, except per share data)

                                                 Additional                     Unearned
                                      Common        Paid-in    Treasury      ESOP         RSP   Retained
                                       Stock        Capital       Stock    Shares      Shares   Earnings    Total
                                      ---------------------------------------------------------------------------
Balance at March 31, 2001               $345         $9,745     $(2,087)     $(91)      $(100)   $17,290  $25,102

Cash dividends declared, net
  ($.24 per share regular,
   $.20 per share special)                --             --          --        --          --       (495)    (495)

Excess of fair value above cost of
 ESOP shares released or
  committed to be released                --             24          --        --          --         --       24

Amortization of ESOP liability            --             --          --        78          --         --       78

Amortization of RSP liability             --             --          --        --          48         --       48

Treasury stock purchased,
  at cost (15,729 shares)                 --             --        (140)       --          --         --     (140)

Net income                                --             --          --        --          --        297      297
                                      ---------------------------------------------------------------------------

Balance at September 30, 2001           $345         $9,769     $(2,227)     $(13)       $(52)   $17,092  $24,914
                                      ===========================================================================



See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Six Months Ended September 30, 2001 and 2000

                          (Dollar amounts in thousands)

                                                                               2001        2000
                                                                             --------    --------
                                                                                 (Unaudited)
Operating activities:
     Net income                                                              $    297    $    620
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
           Depreciation                                                            33          37
           Compensation expense-ESOP and RSP                                      150         142
           Net (accretion) amortization of premiums and discounts                 (77)         49
           Decrease (increase) in accrued interest receivable                      22         (67)
           Increase in prepaid expenses                                          (320)       (430)
           Increase in accrued interest payable                                   298         289
           Increase in accrued income taxes                                       102          13
           Other, net                                                             517          11
                                                                             --------    --------
             Net cash provided by operating activities                          1,022         664
                                                                             --------    --------

Investing activities:
     Purchases of premises and equipment                                           (9)         (2)
     Purchases of investment securities held-to maturity                       (1,170)     (2,487)
     Purchases of mortgage-backed securities held-to-maturity                 (15,283)     (3,163)
     Proceeds from maturities/calls and principal repayments of:
        Investment securities held-to-maturity                                  4,782         695
        Mortgage-backed securities held-to-maturity                            11,010       5,190
     Loans purchased                                                           (6,903)     (1,380)
     Net principal repayments on loans                                          6,913       2,941
                                                                             --------    --------
             Net cash provided by (used in) investing activities                 (660)      1,794
                                                                             --------    --------

Financing activities:
     Net increase (decrease) in deposits                                        3,004      (2,562)
     Proceeds from Federal Home Loan Bank advances                                 --      14,000
     Repayment of Federal Home Loan Bank advances                                  --     (13,500)
     Net decrease in mortgage escrow                                              (94)        (85)
     Treasury stock purchased                                                    (140)       (823)
     Cash dividends paid                                                         (495)       (269)
                                                                             --------    --------
                Net cash provided by (used in) financing activities             2,275      (3,239)
                                                                             --------    --------

Net increase (decrease) in cash and cash equivalents                            2,637        (781)
Cash and cash equivalents, beginning of period                                  9,212       1,726
                                                                             --------    --------
Cash and cash equivalents, end of period                                     $ 11,849    $    945
                                                                             ========    ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                             $  2,729    $  2,702
                                                                             ========    ========

        Income taxes                                                         $     88    $    450
                                                                             ========    ========

See accompanying notes to consolidated financial statements

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1 -  Basis of Presentation and Principles of Consolidation
          -----------------------------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Skibo Financial Corp., its wholly-owned subsidiary First Carnegie Deposit (the "Bank"), and the Bank's wholly-owned subsidiary, Fedcar, Inc. Fedcar, Inc. is a service corporation that is currently inactive.

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

The results of operations for the three months and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2001.

NOTE 2 -  Dividends on Common Stock
          -------------------------

On September 13, 2001, the Board of Directors of the Company declared a $0.12 per share cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of September 28, 2001. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on October 12, 2001. Under the interim final rule of the Office of Thrift Supervision (the "OTS") effective July 12, 2000, any waiver of dividends by the M.H.C. will no longer result in the OTS requiring an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have had the effect of diluting the minority stockholders of the Company.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 3 -  Comprehensive Income
          --------------------

For the three months ended September 30, 2001 and 2000, the Company's total comprehensive income was $159,000 and $337,000, respectively, and $297,000 and $620,000, respectively, for the six months ended September 30, 2001 and 2000. Total comprehensive income is comprised of net income and other comprehensive income. For both three and six month periods ended September 30, 2001 and 2000, there was no other comprehensive income.

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

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




The computation of basic and diluted earnings per share is shown in the table below:

                                    Three Months Ended                   Six Months Ended
                                ------------------------------    -------------------------------
                                September 30,    September 30,    September 30,     September 30,
                                    2001            2000            2001               2000
                                -------------    -------------    -------------     -------------
Basic EPS computation:
 Numerator-Net Income               $ 159,000        $ 337,000        $ 297,000         $ 620,000
 Denominator-Wt Avg common
 shares outstanding                 3,133,269        3,147,845        3,132,137         3,189,127
Basic EPS                           $     .05    $         .11        $     .09         $     .19
                                          ===               ==              ===               ===

Diluted EPS computation:
 Numerator-Net Income               $ 159,000        $ 337,000        $ 297,000         $ 620,000
 Denominator-Wt Avg
   common shares outstanding        3,133,269        3,147,845        3,132,137         3,189,127
 Dilutive Stock Options                53,095            3,878           38,718             1,950
 Dilutive Unvested RSP                  2,713               --            1,357                --
                                    ---------        ---------        ---------         ---------
 Weighted avg common shares
  and common stock
    equivalents                     3,189,077        3,151,723        3,172,212         3,191,077
Diluted EPS                         $     .05        $     .11        $     .09         $     .19
                                          ===              ===              ===               ===

For both the three and six months ended September 30, 2000, 15,366 RSP shares were excluded from the diluted EPS computation due to their anti-dilutive effect. Shares outstanding for the three and six months ended September 30, 2001 and 2000 do not include ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans". Unallocated ESOP shares amounted to 2,026 and 26,046 at September 30, 2001 and 2000, respectively.

NOTE 5- Income Taxes
        ------------

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company's results of operations are primarily dependent upon net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans, mortgage-backed securities, and investments, and the interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of noninterest expenses, such as employee salaries and benefits, noninterest income, such as loan- related fees and fees on deposit-related services, and the Company's provision for loan losses.

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

Changes in Financial Condition

The Company's total assets of $153,552,000 at September 30, 2001, are reflective of an increase of $3,640,000 or 2.4%, as compared to $149,912,000 at March 31, 2001. The increase in total assets was due to increases in interest bearing deposits with other financial institutions, loans receivable, mortgage-backed securities, and prepaid expenses, offset by decreases in investment securities, cash and amounts due from depository institutions, accrued interest receivable and premises and equipment

The increase in the Company's liabilities was due to increases in savings deposits and accrued expenses and other liabilities, offset by a decrease in advances from borrowers for taxes and insurance. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $11,849,000, an increase of $2,637,000 or 28.6% as compared to $9,212,000 at March 31, 2001.
This increase was due to increased interest-bearing deposits maintained at the Federal Home Loan Bank and non-interest bearing deposits maintained at the Federal Reserve Bank of Cleveland, offset by decreased cash on hand.

Investment Securities. Investment securities totaled $22,468,000 at September 30, 2001, a decrease of $3,616,000 or 13.9%, as compared to $26,084,000 at March
31, 2001. The decrease was primarily due to proceeds from maturities, calls and payments totaling $4.8 million, offset by purchases of $1.2 million of U.S. Agency securities.

Mortgage-backed Securities. Mortgage-backed securities totaled $60,225,000 at September 30, 2001, an increase of $4,318,000 or 7.7%, as compared to $55,907,000 at March 31, 2001. The increase was primarily due to purchases of $15.3 million, offset by principal repayments and maturities totaling $11.0 million.

Loans Receivable, net. Net loans receivable at September 30, 2001 totaled $49,825,000, an increase of $27,000 or 0.1%, as compared to $49,798,000 at March
31, 2001. The increase was primarily due to originations of $304,000 and purchases of $6.9 million, offset by principal repayments totaling $7.2 million. The Company originated $97,000 one -to four-family mortgage loans and $207,000 consumer loans within its normal lending area. The Company purchased $3.5 million conventional one- to four-family mortgage loans and $684,000 insured Federal Housing Administration ("FHA") and Veterans Administration ("VA") one- to four-family mortgage loans within its normal lending area. The Company also purchased $238,000 Government National Mortgage Association ("GNMA") project loans, $1.6 million United States Department of Agriculture ("USDA") mortgage loans, and $866,000 Small Business Administration ("SBA") loans primarily outside its normal lending area.

Deposits. Total deposits, after interest credited, increased $3,004,000 or 4.1% to $76,403,000 at September 30, 2001, as compared to $73,399,000 at March 31,
2001. The increase was due to increases in certificates of deposit and passbook accounts, offset by decreases in NOW and Money Market accounts.

FHLB Advances. FHLB advances totaled $48,000,000 at both September 30, 2001 and March 31, 2001. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $24,914,000 at September 30, 2001, as compared to $25,102,000 at March 31, 2001. The decrease of $188,000 or 0.7% was primarily due to the purchase of 15,130 shares of treasury stock at an average cost of $8.92 per share, and the payment of two $.12 regular cash dividends and one $.20 special cash dividend, partially offset by earnings for the six months ended September 30, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended September 30, 2001 and 2000

Net Income. The Company recorded net income of $159,000 for the three months ended September 30, 2001, as compared to net income of $337,000 for the three months ended September 30, 2000. The $178,000 or 52.8% decrease in net income for the three months ended September 30, 2001 was primarily the result of a decrease in net interest income and an increase in other expenses, partially offset by a decrease in the provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $226,000 or 21.5% for the three months ended September 30, 2001, as compared to the three month period ended September 30, 2000. Although the average balance of interest-earning assets increased $2.1 million or 1.5%, the average yield earned thereon decreased 69 basis points. The average balance of interest-bearing liabilities increased by $1.5 million or 1.3%, however, the average rate paid thereon decreased 2 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest- bearing liabilities, declined to 1.50% for the three month period ended September 30, 2001 from 2.17% for the three month period ended September 30, 2000. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets and increased rates paid on the average balance FHLB advances, partially offset by decreased rates paid on the average balance of savings deposits.

Interest Income. Interest income decreased $213,000 or 8.3% to $2,343,000 for the three month period ended September 30, 2001, as compared to $2,556,000 for the three month period ended September 30, 2000.

Interest on loans receivable decreased $150,000 or 14.7% for the three months ended September 30, 2001, as compared to the three month period ended September 30, 2000. This decrease was the result of a $4.7 million decrease in the average balance of loans receivable and a 50 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $33,000 or 3.3% for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. This decrease was the result of a 44 basis point decrease in the average yield earned on mortgage-backed securities, offset by a $1.9 million increase in the average balance of mortgage-backed securities.

Interest income on investment securities decreased $88,000 or 18.8% for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. The decrease in interest income on investment securities was primarily due to a $3.9 million decrease in the average balance of such securities and a 36 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets increased $58,000 or 89.2% for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. The increase was primarily due to a $8.9 million increase in the average balance of other interest-earning assets, offset by a 349 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.43% and 7.12% for the three month periods ended September 30, 2001 and 2000, respectively.

Interest Expense. Interest expense totaled $1,517,000 for the three months ended September 30, 2001, as compared to $1,504,000 for the three months ended September 30, 2000. The $13,000 or 0.9% increase was primarily due to a $1.5 million increase in the average balance of interest-bearing liabilities, offset by a 2 basis point decrease in the average rate paid thereon.

Interest expense on deposits (including escrows) totaled $846,000 for the three months ended September 30, 2001 as compared to $832,000 for the three months ended September 30, 2000. The $14,000 or 1.7% increase was primarily due to a $2.5 million increase in the average balance of deposits, offset by an 8 basis point decrease in the average rate paid thereon.

Interest on FHLB advances decreased $1,000 or 0.1% for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. The decrease was primarily due to a $1.0 million decrease in the average balance of FHLB advances, offset by a 10 basis point increase in the rate paid thereon. The Company uses FHLB advances as a funding source and has in the past used borrowings to supplement deposits, which are the Company's primary source of funds.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Allowance for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provisions for loan losses during the three month periods ending September 30, 2001 and 2000.

At September 30, 2001, the allowance for loan losses totaled $425,000 or .85% and 801.9% of total loans and total non-performing loans, respectively, as compared to $425,000 or .85% and 1,416.7%, respectively, at March 31, 2001. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $53,000 and $30,000 at September 30, 2001 and March 31, 2001 respectively, which represented 0.11% and 0.06% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was 0.03% and 0.02% at September 30, 2001 and March 31, 2001, respectively.

Other Income. During the three months ended September 30, 2001, other income increased $1,000 or 5.6%, as compared to the three months ended September 30, 2000.

Other Expenses. Total other expenses increased by $34,000 or 5.9% during the three months ended September 30, 2001, as compared to the three months ended September 30, 2000. The increase was attributable to an increase of $57,000 in compensation and employee benefits expense, offset by decreases of $17,000 in other expenses, $1,000 in federal insurance premiums, and $5,000 in premises and occupancy costs.

Income Tax Expense. The provision for income tax totaled $74,000 for the three months ended September 30, 2001, as compared to $155,000 for the three months ended September 30, 2000. The $81,000 or 52.3% decrease was due to decreased income.


Results of Operations for the Six Months Ended September 30, 2001 and 2000

Net Income. The Company recorded net income of $297,000 for the six months ended September 30, 2001, as compared to net income of $620,000 for the six months ended September 30, 2000. The $323,000 or 52.1% decrease in net income for the six months ended September 30, 2001 was primarily the result of a decrease in net interest income and an increase in other expenses, offset by a decrease in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $386,000 or 18.2% for the six months ended September 30, 2001, as compared to the six month period ended September 30, 2000. Although the average balance of interest-earning assets increased $667,000 or 0.5%, the average yield earned thereon decreased 52 basis points. The average balance of interest-bearing liabilities increased by $329,000 or 0.3%, and the average rate paid thereon increased 5 basis points.

The net interest rate spread declined to 1.62% for the six month period ended September 30, 2001 from 2.19% for the six month period ended September 30, 2000. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of all interest earning assets and increased rates paid on interest-bearing liabilities.

Interest Income. Interest income decreased $349,000 or 6.8% to $4,768,000 for the six month period ended September 30, 2001, as compared to $5,117,000 for the six month period ended September 30, 2000.

Interest on loans receivable decreased $276,000 or 13.5% for the six months ended September 30, 2001, as compared to the six month period ended September 30, 2000. This decrease was the result of a $5.4 million decrease in the average balance of loans receivable and a 31 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $75,000 or 3.7% for the six months ended September 30, 2001, as compared to the six months ended September 30, 2000. This decrease was the result of a 32 basis point decrease in the average yield earned on mortgage-backed securities, offset by a $555,000 increase in the average balance of mortgage-backed securities.

Interest income on investment securities decreased $128,000 or 13.7% for the six months ended September 30, 2001, as compared to the six months ended September 30, 2000. The decrease in interest income on investment securities was due to a $2.6 million decrease in the average balance of such securities and a 33 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets increased $130,000 or 99.2% for the six months ended September 30, 2001, as compared to the six months ended September 30, 2000. The increase was primarily due to a $8.0 million increase in the average interest-earning deposits at other financial institutions, partially offset by a 260 basis point decrease in the average yield earned thereon.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

The average yield on the average balance of interest-earning assets was 6.58% and 7.10% for the six month periods ended September 30, 2001 and 2000, respectively.

Interest Expense. Interest expense totaled $3,028,000 for the six months ended September 30, 2001, as compared to $2,991,000 for the six months ended September 30, 2000. The $37,000 or 1.2% increase was primarily due to a $329,000 increase in the average balance of interest-bearing liabilities and a 5 basis point increase in the average rate paid thereon.

Interest expense on deposits (including escrows) totaled $1,694,000 for the six months ended September 30, 2001, as compared to $1,647,000 for the six months ended September 30, 2000. The $47,000 or 2.9% increase was primarily due to a $1.2 million increase in the average balance of deposits and a 5 basis point increase in the average rate paid thereon.

Interest on FHLB advances decreased $10,000 or 0.7% for the six months ended September 30, 2001, as compared to the six months ended September 30, 2000. The decrease was primarily due to a $917,000 decrease in the average balance of advances, offset by a 6 basis point increase in the average rate paid thereon.

Provision for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provision for loan losses during the six month periods ending September 30, 2001 and 2000.

Other Income. During the six months ended September 30, 2001, other income increased $17,000 or 38.6%, as compared to the six months ended September 30, 2000.

Other Expenses. Total other expenses increased by $162,000 or 13.7% during the six months ended September 30, 2001, as compared to the six months ended September 30, 2000. The increase was attributable to an increase of $193,000 in compensation and employee benefits expense, offset by decreases of $20,000 in other expenses, $1,000 in federal insurance premiums, and $10,000 in premises and occupancy costs. The increase in compensation and employee benefits expense was due to increases of $122,000 in the Company's defined benefit plan, Supplemental Employee Pension Plan ("SERP") and Director's Retirement Plan ("DRP") costs, $63,000 in compensation and employee benefits expense, and $12,000 in ESOP expense, offset by a decrease of $4,000 in RSP expense.

Income Tax Expense. The provision for income tax totaled $159,000 for the six months ended September 30, 2001, as compared to $367,000 for the six months ended September 30, 2000. The $208,000 or 56.7% decrease was due to decreased income.

Regulatory Capital Requirements

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On September 30, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:


                                       Amount          Percent
                                       ------          -------
                                       (Dollars in thousands)

Tangible capital...................    $24,221           15.79%
Tangible capital requirement.......      2,301            1.50
                                       -------           -----
Excess over requirement............    $21,920           14.29%
                                       =======           =====

Core capital.......................    $24,221           15.79%
Core capital requirement...........      4,602            3.00
                                       -------           -----
Excess over requirement............    $19,619           12.79%
                                       =======           =====

Risk based capital.................    $24,646           55.28%
Risk based capital requirement.....      3,567            8.00
                                       -------           -----
Excess over requirement............    $21,079           47.28%
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

Item 4.        Submission of Matters to a Vote of Security-Holders.
               ----------------------------------------------------

               The Annual Meeting of Stockholders of the Company was held on July 19, 2001 and the following matters were voted on:

               1.  Election of directors for 3-year term expiring in 2004:

                                                     For          Withheld
                                                   ---------      --------
                    Layne W. Craig                 2,924,852      42,472

                    John T. Mendenhall, Jr.        2,933,300      34,024



               2. Ratification of appointment of Stokes & Hinds, LLC as auditor for the fiscal year ending March 31, 2002:

                                                     For       Against   Abstain
                                                   ---------   -------   -------
                                                   2,936,536    30,721     67

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





                                          SKIBO FINANCIAL CORP.


Date: October 19, 2001
                                       By: /s/ Walter G. Kelly
                                           -------------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

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

Date: October 19, 2001                     Date: October 19, 2001
