Form 10QSB
period 2001-12-31
SKIBO FINANCIAL CORP
filed 2002-01-25
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001
                               -----------------

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:   000-25009
                   ---------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               United States                                     25-1820465
--------------------------------------------                 -------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

242 East Main Street, Carnegie, Pennsylvania                        15106
--------------------------------------------                        -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of January 25, 2002


$0.10 Par Value Common Stock                             3,140,633
----------------------------                             ---------
          Class                                     Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                          Yes         No  X
                              ---        ---

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements

              Consolidated Statements of Financial Condition as of
              December 31, 2001 (unaudited) and March 31, 2001.................1

              Consolidated Statements of Income for the three and
              nine months ended December 31, 2001 and 2000 (unaudited))........2

              Consolidated Statement of Stockholders' Equity for the
              nine months ended December 31, 2001 (unaudited)..................3

              Consolidated Statements of Cash Flows for the nine
              months ended December 31, 2001 and 2000 (unaudited)).............4

              Notes to Consolidated Financial Statements.......................5


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................7



PART II.    OTHER INFORMATION
--------    -----------------


Item 1.     Legal Proceedings.................................................11
Item 2.     Changes in Securities.............................................11
Item 3.     Defaults Upon Senior Securities ..................................11
Item 4.     Submission of Matters to a Vote of Security-Holders...............11
Item 5.     Other Information.................................................11
Item 6.     Exhibits and Reports on Form 8-K .................................11


Signatures

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)


                                                                    December 31,  March 31,
                                                                       2001         2001
                                                                    ---------    ---------
                    ASSETS                                          (Unaudited)
                    ------
Cash and amounts due from depository institutions                   $     932    $   1,026
Interest-bearing deposits with other institutions                       6,860        8,186
Investment securities:
     Held-to-maturity (market value $17,875 and $25,972)               17,895       26,084
Mortgage-backed securities:
     Held-to-maturity (market value $71,880 and $56,551)               70,749       55,907
Loans receivable, net                                                  48,604       49,798
Accrued interest receivable:
     Investment securities                                                152          496
     Mortgage-backed securities                                           472          411
     Loans receivable                                                     413          452
Federal Home Loan Bank stock, at cost                                   2,615        2,615
Premises and equipment, net                                               538          577
Prepaid expenses and other assets                                       4,705        4,360
                                                                    ---------    ---------
        Total Assets                                                $ 153,935    $ 149,912
                                                                    =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Liabilities:
     Deposits                                                       $  77,750    $  73,399
     Federal Home Loan Bank advances                                   48,000       48,000
     Advances from borrowers for taxes and insurance                       66          107
     Accrued expenses and other liabilities                             3,483        3,304
                                                                    ---------    ---------
        Total Liabilities                                             129,299      124,810


Stockholders' Equity:
     Preferred stock, 5,000,000 shares authorized; none issued             --           --
     Common stock, $0.10 par value; 10,000,000 shares authorized;
        3,449,974 shares issued                                           345          345
     Additional paid-in capital                                         9,778        9,745
     Treasury stock, at cost (320,423 shares at December 31, 2001
        and 304,694 shares at March 31, 2001)(1)                       (2,227)      (2,087)
     Unearned Employee Stock Ownership Plan (ESOP) shares                  --          (91)
     Unearned Restricted Stock Plan (RSP) shares                          (28)        (100)
     Retained earnings, substantially restricted                       16,768       17,290
                                                                    ---------    ---------
        Total Stockholders' Equity                                     24,636       25,102
                                                                    ---------    ---------
        Total Liabilities and Stockholders' Equity                  $ 153,935    $ 149,912
                                                                    =========    =========

(1) Included are shares held by the Bank's RSP totaling 11,082 at December 31, 2001 and 10,483 at March 31, 2001, respectively.

See accompanying notes to consolidated financial statements.

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                        Consolidated Statements of Income

         For the Three and Nine months Ended December 31, 2001 and 2000

              (Dollar amounts in thousands, except per share data)

                                                        Three Months Ended       Nine Months Ended
                                                           December 31,            December 31,
                                                       2001         2000         2001         2000
                                                    ----------   ----------   ----------   ----------
                                                          (unaudited)               (unaudited)
Interest income:
     Loans receivable                               $      844   $      983   $    2,614   $    3,029
     Mortgage-backed securities                            998          993        2,932        3,002
     Investment securities                                 261          500        1,064        1,431
     Other                                                 105           66          366          197
                                                    ----------   ----------   ----------   ----------
            Total interest income                        2,208        2,542        6,976        7,659

Interest expense:
     Deposits                                              811          840        2,505        2,487
     Federal Home Loan Bank advances                       670          692        2,004        2,036
                                                    ----------   ----------   ----------   ----------
            Total interest expense                       1,481        1,532        4,509        4,523
                                                    ----------   ----------   ----------   ----------
            Net interest income                            727        1,010        2,467        3,136

Provision for loan losses                                   --           --           --           --
                                                    ----------   ----------   ----------   ----------
           Net interest income after
              provision for loan losses                    727        1,010        2,467        3,136
Other income:
     Fees and service charges                               11            9           31           26
     Other                                                  40           13           81           40
                                                    ----------   ----------   ----------   ----------
            Total other income                              51           22          112           66

Other expenses:
     Compensation and employee benefits                    488          499        1,589        1,407
     Premises and occupancy costs                           48           51          145          158
     Federal insurance premiums                              3            4           10           12
     Other operating expenses                               71           67          211          227
                                                    ----------   ----------   ----------   ----------
            Total other expenses                           610          621        1,955        1,804
                                                    ----------   ----------   ----------   ----------
                Income before income taxes                 168          411          624        1,398

Provision for income taxes                                  15          159          174          526
                                                    ----------   ----------   ----------   ----------
            Net income                                     153          252          450          872

Other comprehensive income:
     Unrealized gain on securities available-for-
       sale, net of tax                                     --           --           --           --
                                                    ----------   ----------   ----------   ----------
            Total comprehensive income              $      153   $      252   $      450   $      872
                                                    ==========   ==========   ==========   ==========

Basic earnings per share                            $      .05   $      .08   $      .14   $      .28
Diluted earnings per share                          $      .05   $      .08   $      .14   $      .28

Weighted average shares outstanding - Basic          3,131,622    3,120,546    3,131,963    3,166,182
Weighted average shares outstanding - Diluted        3,194,080    3,125,455    3,179,498    3,169,082

 See accompanying notes to consolidated financial statements.

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity

             For the Nine months Ended December 31, 2001 (unaudited)

              (Dollar amounts in thousands, except per share data)

                                                Additional                      Unearned
                                       Common    Paid-in     Treasury        ESOP       RSP      Retained
                                       Stock     Capital      Stock         Shares     Shares    Earnings       Total
                                     --------------------------------------------------------------------------------

Balance at March 31, 2001            $    345    $  9,745    $ (2,087)   $    (91)   $   (100)   $ 17,290    $ 25,102

Cash dividends declared, net
  ($.36 per share regular,
   $.40 per share special)                 --          --          --          --          --        (893)       (893)

Dividend charged to retained
 earnings for ESOP                         --          --          --          --          --         (79)        (79)

Excess of fair value above cost of
 ESOP shares released or
 committed to be released                  --          33          --          --          --          --          33

Amortization of ESOP liability             --          --          --          91          --          --          91

Amortization of RSP liability              --          --          --          --          72          --          72

Treasury stock purchased,
 at cost (15,729 shares)                   --          --        (140)         --          --          --        (140)

Net income                                 --          --          --          --          --         450         450
                                     --------------------------------------------------------------------------------

Balance at December 31, 2001         $    345    $  9,778    $ (2,227)   $     --    $    (28)   $ 16,768    $ 24,636
                                     ================================================================================

See accompanying notes to consolidated financial statements.

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the Nine months Ended December 31, 2001 and 2000

                          (Dollar amounts in thousands)

                                                                                       2001        2000
                                                                                       ----        ----
                                                                                         (unaudited)
Operating activities:
     Net income                                                                    $    450    $    872
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                                                  48          56
           Compensation expense-ESOP and RSP                                            196         221
           Net amortization (accretion) of premiums and discounts                      (227)         99
           Decrease in accrued interest receivable                                      322          15
           Increase in prepaid expenses                                                (345)       (766)
           Decrease in accrued interest payable                                        (150)       (138)
           Decrease in accrued income taxes                                            (190)        (11)
           Other, net                                                                   516          49
                                                                                   --------    --------
               Net cash provided by operating activities                                620         397
                                                                                   --------    --------
Investing activities:
     Purchases of premises and equipment                                                 (9)        (24)
     Purchases of investment securities held-to-maturity                             (8,600)     (3,133)
     Purchases of mortgage-backed securities held-to-maturity                       (31,784)     (3,510)
     Proceeds from maturities/calls and principal repayments of:
        Investment securities held-to-maturity                                       16,780       1,059
        Mortgage-backed securities held-to-maturity                                  17,127       7,719
     Loans purchased                                                                (10,875)     (2,346)
     Net principal repayments on loans                                               12,123       5,764
                                                                                   --------    --------
                Net cash provided by (used in) investing activities                  (5,238)      5,529
                                                                                   --------    --------
Financing activities:
     Net increase (decrease)  in deposits                                             4,351      (2,612)
     Proceeds from Federal Home Loan Bank advances                                       --      24,000
     Repayment of Federal Home Loan Bank advances                                        --     (25,000)
     Net decrease in mortgage escrow                                                    (41)        (16)
     Treasury stock purchased                                                          (140)       (952)
     Cash dividends paid                                                               (972)       (354)
                                                                                   --------    --------
               Net cash provided by (used in) financing activities                    3,198      (4,934)
                                                                                   --------    --------
Net increase (decrease) in cash and cash equivalents                                 (1,420)        992
Cash and cash equivalents, beginning of period                                        9,212       1,726
                                                                                   --------    --------
Cash and cash equivalents, end of period                                           $  7,792    $  2,718
                                                                                   ========    ========
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                                   $  4,658    $  4,661
                                                                                   ========    ========
        Income taxes                                                               $    357    $    643
                                                                                   ========    ========

See accompanying notes to consolidated financial statements

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 -  Basis of Presentation and Principles of Consolidation
          -----------------------------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Skibo Financial Corp., its wholly-owned subsidiary First Carnegie Deposit (the "Bank"), and the Bank's wholly owned subsidiary, Fedcar, Inc. Fedcar, Inc. is a service corporation that is currently inactive.

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

The results of operations for the three months and nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2001.

NOTE 2 -  Dividends on Common Stock
          -------------------------

On December 13, 2001, the Board of Directors of the Company declared a $0.12 per share regular cash dividend and a $0.20 per share special cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of December 31, 2001. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on January 15, 2002. Under the interim final rule of the Office of Thrift Supervision (the "OTS") effective July 12, 2000, any waiver of dividends by the M.H.C. will no longer result in the OTS requiring an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have had the effect of diluting the minority stockholders of the Company.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 3 -  Comprehensive Income
          --------------------

For the three months ended December 31, 2001 and 2000, the Company's total comprehensive income was $153,000 and $252,000, respectively, and $450,000 and $872,000, respectively, for the nine months ended December 31, 2001 and 2000. Total comprehensive income is comprised of net income and other comprehensive income. For both three and nine month periods ended December 31, 2001, there was no other comprehensive income.

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

                      SKIBO FINANCIAL CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The computation of basic and diluted earnings per share is shown in the table below:

                                  Three Months Ended         Nine Months Ended
                               ------------------------- -------------------------

                               December 31, December 31, December 31, December 31,
                                  2001         2000         2001         2000
                               ----------   ----------   ----------   ----------
Basic EPS computation:
 Numerator-Net Income          $  153,000   $  252,000   $  450,000   $  872,000
 Denominator-Wt Avg common
 shares outstanding             3,131,622    3,120,546    3,131,963    3,166,182
Basic EPS                      $      .05   $      .08   $      .14   $      .28
                               ==========   ==========   ==========   ==========

Diluted EPS computation:
 Numerator-Net Income          $  153,000   $  252,000   $  450,000   $  872,000
 Denominator-Wt Avg
   common shares outstanding    3,131,622    3,120,546    3,131,963    3,166,182
 Dilutive Stock Options            57,339        4,909       44,925        2,900
 Dilutive Unvested RSP              5,119           --        2,610           --
                               ----------   ----------   ----------   ----------
 Weighted avg common shares
  and common stock
    equivalents                 3,194,080    3,125,455    3,179,498    3,169,082
Diluted EPS                    $      .05   $      .08   $      .14   $      .28
                               ==========   ==========   ==========   ==========

Shares outstanding for the three and nine months ended December 31, 2000 do not include ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans". Unallocated ESOP shares amounted to 18,235 at December 31, 2000.

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

Changes in Financial Condition

The Company's total assets of $153,935,000 at December 31, 2001, are reflective of an increase of $4,023,000 or 2.7%, as compared to $149,912,000 at March 31, 2001. The increase in total assets was due to increases in mortgage-backed securities and prepaid expenses and other assets, offset by decreases in cash and amounts due from depository institutions, loans receivable, investment securities, accrued interest receivable, and premises and equipment.

The increase in the Company's liabilities was due to increases in savings deposits and accrued expenses and other liabilities, offset by decreases in escrows. Changes in the components of assets, liabilities and equity are discussed herein.

Cash  and  Cash  Equivalents.  Cash  and  cash  equivalents,  which  consist  of
interest-bearing  and  noninterest-bearing   deposits,   totaled  $7,792,000,  a
decrease of $1,420,000 or 15.4% as compared to $9,212,000 at March 31, 2001.

Investment Securities. Investment securities totaled $17,895,000 at December 31, 2001, a decrease of $8,189,000 or 31.4%, as compared to $26,084,000 at March 31,
2001. This was primarily a result of proceeds from maturities, calls and repayments totaling $16.8 million, offset by purchases of $8.6 million of U.S. Agency securities.

Mortgage-backed Securities. Mortgage-backed securities were $70,749,000 at December 31, 2001, an increase of $14,842,000 or 26.5%, as compared to $55,907,000 at March 31, 2001. The increase was due to purchases of $31.8 million, offset by principal repayments and maturities totaling $17.1 million.

Loans Receivable, net. Net loans receivable at December 31, 2001 totaled $48,604,000, a decrease of $1,194,000 or 2.4%, as compared to $49,798,000 at
March 31, 2001. The decrease was primarily due to principal repayments totaling $12.5 million, offset by originations of $334,000, which includes $237,000 of consumer and $97,000 of one-to-four family and purchases of $10.9 million. The Company purchased $3.6 million conventional one -to four-family mortgage loans and $887,000 insured Federal Housing Administration ("FHA") and Veterans
Administration ("VA") one- to four-family mortgage loans within its normal lending area. The Company also purchased $2.1 million United States Department of Agriculture ("USDA") mortgage loans, $2.9 million USDA commercial non-mortgage loans and $369,000 Government National Mortgage Association ("GNMA") project multi-family project loans, and $1.0 million of Small Business Administration (SBA) loans primarily outside its normal lending area.

Deposits. Total deposits, after interest credited, increased by $4.4 million or 5.9% to $77,750,000 at December 31, 2000, as compared to $73,399,000 at March
31, 2001.

FHLB Advances. FHLB advances totaled $48,000,000 at both December 31, 2001 and March 31, 2001. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $24,636,000 at December 31, 2001, as compared to $25,102,000 at March 31, 2001. The decrease of $466,000 or 1.9% was primarily due to the purchase of 15,130 shares of treasury stock at an average cost of $8.92 per share, and the payment of three $.12 regular cash dividends and two $.20 special cash dividend, partially offset by earnings for the nine months ended December 31, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Results of Operations for the Three Months Ended December 31, 2001 and 2000

Net Income. The Company recorded net income of $153,000 for the three months ended December 31, 2001, as compared to net income of $252,000 for the three months ended December 31, 2000. The $99,000 or 39.3% decrease in net income for the three months ended December 31, 2001 was primarily the result of a decrease in net interest income, partially offset by a decrease in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $283,000 or 28.0% for the three months ended December 31, 2001, as compared to the three month period ended December 31, 2000. Although the average balance of interest-earning assets increased $4.2 million or 2.9%, the average yield earned thereon decreased 112 basis points. The average balance of interest-bearing liabilities increased $3.7 million or 3.1%, however, the average rate paid thereon decreased 32 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased to 1.24% for the three month period ended December 31, 2001 from 2.04% for the three month period ended December 31, 2000. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, offset by decreased rates paid on the average balance of savings deposits and FHLB advances.

Interest Income. Interest income decreased $334,000 or 13.1% to $2,208,000 for the three month period ended December 31, 2001, as compared to $2,542,000 for the three month period ended December 31, 2000.

Interest on loans receivable decreased $139,000 or 14.1% for the three months ended December 31, 2001, as compared to the three month period ended December 31, 2000. This decrease was primarily the result of a $5.1 million decrease in the average balance of loans receivable and a 38 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities increased by $5,000 or 0.5% for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000. The increase in interest income on mortgage-backed securities was primarily due to an $11.3 million higher average balance of such securities, offset by a 117 basis point decrease in the average yield earned thereon.

Interest income on investment securities decreased by $239,000 or 47.8% for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000. The decrease in interest income on investment securities was primarily due to a $11.5 million decrease in the average balance of such securities and a 92 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets increased by $39,000 or 59.1% for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000. The increase was due to a $9.4 million increase in the average balance of other interest-earning assets, offset by a 294 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 6.02% and 7.14 % for the three month periods ended December 31, 2001 and 2000, respectively.

Interest Expense. Interest expense totaled $1,481,000 for the three months ended December 31, 2001, as compared to $1,532,000 for the three months ended December 31, 2000. Although the average balance of interest-bearing liabilities increased $3.7 million, the average rate paid thereon decreased 32 basis points, resulting in a $51,000 or 3.3% decrease in interest expense.

Interest expense on deposits (including escrows) decreased $29,000 or 3.5% for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000. The decrease was due to a 43 basis point decrease in the average rate paid thereon, offset by a $4.4 million increase in the average balance of deposits.

Interest on FHLB advances decreased $22,000 or 3.2% for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000. The decrease was due to a 11 basis point decrease in the rate paid thereon. The Company uses FHLB advances as a funding source to supplement deposits, which are the Company's primary source of funds.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Allowance for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provisions for loan losses during the three month periods ended December 31, 2001 and 2000.

At December 31, 2001, the allowance for loan losses totaled $425,000 or .87% and 376.1% of total loans and total non-performing loans, respectively, as compared to $425,000 or 0.85% and 1,416.7%, respectively, at March 31, 2001. The
Company's non-performing loans (non- accrual loans and accruing loans 90 days or more overdue) totaled $113,000 and $30,000 at December 31, 2001 and March 31, 2001, respectively, which represented 0.23% and 0.06% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was .07% and .02% at December 31, 2001 and March 31, 2001, respectively.

Other Income. During the three months ended December 31, 2001, other income increased $29,000 or 131.8%, as compared to the three months ended December 31, 2000.

Other Expenses. Total other expenses decreased by $11,000 or 1.8% during the three months ended December 31, 2001, as compared to the three months ended December 31, 2000. The decrease was attributable to decreases of $11,000 or 2.2% in compensation and employee benefits expense, $3,000 or 5.9% in premises and occupancy costs, and $1,000 or 25.0% in federal insurance premiums, offset by a $4,000 or 6.0% increase in other operating expense.

Income Tax Expense. The provision for income tax totaled $15,000 for the three months ended December 31, 2001, as compared to $159,000 for the three months ended December 31, 2000. The $144,000 or 90.6% decrease was due to decreased income.

Results of Operations for the Nine Months Ended December 31, 2001 and 2000

Net Income. The Company recorded net income of $450,000 for the nine months ended December 31, 2001, as compared to net income of $872,000 for the nine months ended December 31, 2000. The $422,000 or 48.4% decrease in net income for the nine months ended December 31, 2001 was primarily the result of decreases in net interest income and increases in other expenses, partially offset by a decrease in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $669,000 or 21.3% for the nine months ended December 31, 2001, as compared to the nine month period ended December 31, 2000. Although the average balance of interest-earning assets increased $1.8 million or 1.3%, the average yield earned thereon decreased 72 basis points. The average balance of interest-bearing liabilities increased by $1.5 million or 1.2%, however, the average rate paid thereon decreased 8 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased to 1.49% for the three month period ended December 31, 2001 from 2.13% for the three month period ended December 31, 2000. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, partially offset by decreased rates paid on the average balance of savings deposits.

Interest Income. Interest income decreased $683,000 or 8.9% to $6,976,000 for the nine month period ended December 31, 2001, as compared to $7,659,000 for the nine month period ended December 31, 2000.

Interest on loans receivable decreased $415,000 or 13.7% for the nine months ended December 31, 2001, as compared to the nine month period ended December 31, 2000. This decrease was primarily the result of a $5.3 million decrease in the average balance of loans receivable and a 33 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $70,000 or 2.3% for the nine months ended December 31, 2001, as compared to the nine months ended December 31, 2000. This decrease was primarily the result of a 63 basis point decrease in the average yield earned on mortgage-backed securities, partially offset by a $4.1 million increase in the average balance of such securities.

Interest income on investment securities decreased $367,000 or 25.6% for the nine months ended December 31, 2001, as compared to the nine months ended December 31, 2000. The decrease in interest income on investment securities was primarily due to a $5.5 million decrease in the average balance of such securities and a decrease in the average yield of 49 basis points.

Interest income on other interest-earning assets increased by $169,000 or 85.8% for the nine months ended December 31, 2001, as compared to the nine months ended December 31, 2000. The increase was due to a $8.5 million increase in the average balance of other interest-earning assets, offset by a 272 basis point decrease in the average yield earned thereon.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


The average yield on the average balance of interest-earning assets was 6.39% and 7.11% for the nine month periods ended December 31, 2001 and 2000, respectively.

Interest Expense. Interest expense totaled $4,509,000 for the nine months ended December 31, 2001, as compared to $4,523,000 for the nine months ended December 31, 2000. Although the average balance of interest-bearing liabilities increased $1.5 million, the average rate paid thereon decreased 8 basis points, resulting in a $14,000 or 0.3% decrease in interest expense.

Interest expense on deposits (including escrows) increased $18,000 or 0.7% for the nine months ended December 31, 2001, as compared to the nine months ended December 31, 2000. The increase was due to a $2.3 million increase in the average balance of deposits, offset by a 12 basis point decrease in the average rate paid thereon

Interest on FHLB advances decreased $32,000 or 1.6% for the nine months ended December 31, 2001, as compared to the nine months ended December 31, 2000. The decrease was due to a $833,000 decrease in the average balance of advances, offset by a 1 basis point increase in the average rate paid thereon.

Provision for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provision for loan losses during the nine month periods ended December 31, 2001 and 2000.

Other Income. During the nine months ended December 31, 2001, other income increased $46,000 or 69.7%, as compared to the nine months ended December 31, 2000.

Other Expenses. Total other expenses increased by $151,000 or 8.4% during the nine months ended December 31, 2001, as compared to the nine months ended December 31, 2000. The increase was attributable to an increase of $182,000 in compensation and employees benefit expense, offset by decreases of $16,000 in other expenses, $13,000 in premises and occupancy costs, and $2,000 in federal insurance premiums. The increase in compensation and employee benefits expense was due to increases of $117,000 in the Company's defined benefit plan, SERP and DRP costs and $90,000 in compensation and employee benefits expense, offset by decreases of $21,000 in ESOP expense and $4,000 in RSP expense. The Bank adopted an amendment to the SERP which included a definition of attained age, and a revision to the benefit formula whereas the benefit payable shall now be one-twelfth times eighty percent times an Eligible Employees' Final Average Compensation, less the monthly benefit payable under the Pension Plan times the percentage resulting from one hundred percent less twelve and one-half percent times the number of years that the Eligible Employees' attained age exceeds age
55. It is anticipated that the cost related to the SERP amendment shall be $285,000, thereby resulting in a total cost for calendar year 2002 of $609.000.

Income Tax Expense. The provision for income tax totaled $174,000 for the nine months ended December 31, 2001, as compared to $526,000 for the nine months ended December 31, 2000. The $352,000 or 66.9% decrease was due to decreased income.

Regulatory Capital Requirements

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk- basked capital to risk-weighted assets. On December 31, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                 Amount         Percent
                                                 ------         -------
                                                 (Dollars in thousands)

Tangible capital.........................        $24,434          15.89%
Tangible capital requirement.............          2,307            1.50
                                                 -------          -----
Excess over requirement..................        $22,127          14.39%
                                                 =======          =====

Core capital.............................        $24,434          15.89%
Core capital requirement.................          4,614            3.00
                                                 -------          -----
Excess over requirement..................        $19,820          12.89%
                                                 =======          =====

Risk based capital.......................        $24,859          57.79%
Risk based capital requirement...........          3,441            8.00
                                                 -------          -----
Excess over requirement..................        $21,418          49.79%
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





                                       SKIBO FINANCIAL CORP.


Date: January 25, 2002
                                       By: /s/ Walter G. Kelly
                                           -------------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Walter G. Kelly                       /s/ Carol A. Gilbert
-------------------------------------     ---------------------------------------------------
Walter G. Kelly                           Carol A. Gilbert
President and Chief Executive Officer     Chief Financial and Operating Officer and Treasurer
(Principal Executive Officer)             (Principal Financial and Accounting Officer)

Date: January 25,  2002                   Date: January 25, 2002
