Form 10KSB
period 2002-03-31
SKIBO FINANCIAL CORP
filed 2002-06-07
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 X   Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended March 31, 2002
                          --------------
 _
|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:  000-25009
                  ---------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


       United States                                            25-1820465
-------------------------------                          -----------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


242 East Main Street, Carnegie, Pennsylvania                     15106
--------------------------------------------             -----------------------
(Address of Principal Executive Offices)                 (Zip Code)


                                   (412) 276-2424
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No
           -----     ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $9,344,000

     The registrant's voting stock is traded on the Nasdaq SmallCap Market under the symbol "SKBO." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the trading price of the registrant's Common Stock as reported by the Nasdaq SmallCap Market on May 28, 2002, was $15,849,946 ($12.75 per share based on 1,243,133 shares of Common Stock outstanding).

     As of June 7, 2002, the registrant had 3,140,633 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one)  Yes      No  X
                                                                   ----     ----

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Part II -- Portions of the registrant's 2002 Annual Report to Stockholders.

2. Part III -- Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business

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

     The Company's and Bank's executive offices are located at 242 E. Main Street, Carnegie, Pennsylvania 15106. The telephone number is (412) 276-2424.

The Mutual Holding Company

     The Company is a majority-owned subsidiary of the MHC. The Company, the MHC, and the Bank are each subject to regulations of the Office of Thrift Supervision (the "OTS") of the Department of the Treasury. Pursuant to OTS regulations governing mutual holding companies, the MHC must at all times own more than 50% of the outstanding voting stock of the Company. As the majority (60%) owner of the Company, the MHC elects directors who oversee the affairs and operations of the Company. The MHC currently does not engage in any business activity other than to hold the majority of Company Common Stock and to invest a small amount of funds retained at the MHC. At March 31, 2002, the MHC's assets primarily consisted of a majority ownership interest in the Company and approximately $97,000 in cash. The MHC had no liabilities at March 31, 2002.

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

     The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market areas. Competition for funds also includes a number of insurance products sold by local agents and investment products, such as mutual funds and other securities, sold by local and regional brokers. The Company competes for deposits by offering depositors competitive interest rates and a high level of personal service.

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

Lending Activities

     General. At March 31, 2002, the Company's net portfolio of loans receivable totaled $45.9 million, as compared to $49.8 million at March 31, 2001. Net loans receivable comprised 29.6% of Company total assets and 58.5% of total deposits at March 31, 2002, as compared to 33.2% and 67.8%, respectively, at March 31, 2001. The principal categories of loans in the Company's portfolio are one- to four-family and multi-family residential real estate loans, commercial real estate loans (including farms), government agency guaranteed and/or insured real estate loans and SBA and other government guaranteed consumer and commercial loans. At March 31, 2002, net government agency guaranteed or insured loans comprised 47.2% of the Company's net loan portfolio. At March 31, 2002, there were no mortgage loans categorized as held- for-sale.

     Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.



                                                                     At March 31,
                                                       -----------------------------------------
                                                              2002                 2001
                                                       -------------------   -------------------
                                                                (Dollars in thousands)

Type of Loans:
-------------
Real Estate:
  One- to four-family...............................    $15,553      33.8%     $15,977     32.0%
  Government agency guaranteed and/or insured.......     14,485      31.5       11,159     22.3
  Multi-family......................................      2,532       5.5        2,894      5.8
  Commercial*.......................................      5,701      12.4        9,771     19.5
Consumer and commercial loans:
  SBA guaranteed....................................      6,168      13.4        7,580     15.2
  Other government agency guaranteed................        832       1.8        1,680      3.4
  Savings account...................................        378        .8          425       .8
  Other.............................................        364        .8          506      1.0
                                                        -------     -----      -------    -----
      Total loans...................................     46,013     100.0%      49,992    100.0%
                                                                    =====                 =====
Add (deduct):.......................................
  Premium/discount..................................        305                    263
  Deferred loan origination fees and costs..........        (28)                   (32)
  Allowance for loan losses.........................       (425)                  (425)
                                                        -------                -------
      Loans receivable, net.........................    $45,865                $49,798
                                                        =======                =======

-----------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

     Loan Maturity Table. The following table sets forth the remaining contractual maturities of the Company's loan portfolio at March 31, 2002. The table does not include the effect of future prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $16.2 million and $8.6 million for the years ended March 31, 2002 and 2001, respectively. Adjustable rate loans are shown as maturing based on contractual maturities. Loans on demand are reported as due within three months.


                                                 Government
                                                   Agency
                                     1-4         Guaranteed      Multi-family        SBA and           Other
                                    Family         and/or             and             Other          Consumer
                                     Real         Insured         Commercial       Government           and
                                    Estate      Real Estate      Real Estate*      Guaranteed       Commercial          Total
                                    ------      -----------      -----------       ----------       ----------          -----
                                                                         (In Thousands)
Amounts Due:
Within 3 months................      $      5         $      2          $     --         $   200            $ 378        $    585
3 months to 1 Year.............             1               --                --              26               --              27
After 1 year:
  1 to 3 years.................            43               --                40             565               --             648
  3 to 5 years.................           112               --             1,314             426               --           1,852
  5 to 10 years................         1,328              470             1,014             450              364           3,626
  10 to 20 years...............         5,122            6,646             4,553           3,253               --          19,574
  Over 20 years................         8,942            7,367             1,312           2,080               --          19,701
                                     --------         --------          --------         -------            -----        --------
Total due after one year.......        15,547           14,483             8,233           6,774              364          45,401
                                     --------         --------          --------         -------            -----        --------
Total amount due...............        15,553           14,485             8,233           7,000              742          46,013
Add or (deduct):
Allowance for loan losses......          (136)             (16)             (266)             (1)              (6)           (425)
Deferred loan fees.............            (4)              (1)              (23)             --               --             (28)
Premium (discount).............           121              162               (17)             39               --             305
                                     --------         --------          --------         -------            -----        --------
Loans receivable, net..........      $ 15,534         $ 14,630          $  7,927         $ 7,038            $ 736        $ 45,865
                                     ========         ========          ========         =======            =====        ========

----------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."


     The following table sets forth at March 31, 2002, the dollar amount of all loans contractually due after March 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.



                                             Fixed Rates   Adjustable Rates     Total
                                             -----------   ----------------   ----------
                                                            (In Thousands)

One- to four-family.........................  $ 13,552         $ 1,995        $ 15,547
Government agency guaranteed and/or
  insured real estate.......................    14,249             234          14,483
Multi-family and commercial real estate*....     6,633           1,600           8,233
SBA guaranteed..............................     4,757           1,386           6,143
Other government guaranteed.................       228             403             631
Other consumer and commercial...............       172             192             364
                                               -------         -------        --------
Total.......................................   $39,591         $ 5,810        $ 45,401
                                               =======         =======        ========

---------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

     The following table sets forth the Company's total loan originations, purchases, sales and principal repayments for the periods indicated:



                                                       Year Ended March 31,
                                                       --------------------
                                                         2002         2001
                                                       -------      -------
                                                          (In Thousands)
Total gross loans receivable at
   beginning of period.............................   $ 49,992      $ 56,668
                                                      ========      ========

Loans originated:
  One- to four-family real estate..................   $     97      $    215
  Multi-family and commercial real estate  ........         --           639
  Other consumer and commercial....................        272           239
                                                      --------      --------
Total loans originated.............................   $    369      $  1,093
                                                      ========      ========

Loans purchased:
  One- to four-family real estate..................   $  4,239      $     --
  Guaranteed and/or insured real estate............      6,591           681
  Multi-family and commercial real estate*  .......         --            --
  SBA guaranteed...................................      1,049         2,002
  Other government guaranteed .....................         --           393
  Other consumer and commercial....................         --            --
                                                      --------      --------
Total loans purchased..............................   $ 11,879      $  3,076
                                                      ========      ========

Loans sold:
  One- to four-family real estate.................    $     --      $  1,434
  Guaranteed and/or insured real estate............         --           794
                                                      --------      --------
Total loans sold...................................   $     --      $  2,228
                                                      ========      ========

Less:
Loan principal repayments..........................   $ 16,227      $  8,617
                                                      --------      --------

Net loan activity..................................     (3,979)       (6,676)
                                                      ========      ========

Total gross loans receivable at end
    of period......................................   $ 46,013      $ 49,992
                                                      ========      ========
-----------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

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

     The Company currently originates only fixed rate loans which provide for the repayment of principal and interest over a period not to exceed 30 years. Generally, the Company's originated fixed rate one- to four-family real estate loans do not conform to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, and therefore most of the Company's fixed rate one- to four-family loans are not salable in the secondary market. The Company originates and retains such loans for its portfolio to meet community lending needs. All originated loans are serviced by the Company.

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

     Adjustable rate mortgage loans decrease the risks associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the adjustable rate mortgage loan documents and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2002, $2.0 million of the Company's one- to four-family loan portfolio had adjustable rates of interest.

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

Therefore, these loans may not fully reflect interest rate changes in a rapid or sustained rising interest rate environment. Because the life-of-loan cap is measured from the initial teaser rate, teaser loans may provide less protectionagainst rising rates than non-discounted ARMs with 6% life-of-loan caps. Furthermore, borrowers who find themselves able to cope with mortgage payments at lower rates may have difficulty paying higher payments which result when the interest rate adjusts upward even though general interest rate conditions remain constant. Because of the initially lower than market rate of interest and the overall limit on increased rates of 6%, these loans do not provide the Company with the typical amount of protection from interest rate risk as non-teaser rate ARMs.

     During the year ended March 31, 2002, the Company purchased $4.2 million and originated $97,000 one- to four-family fixed rate mortgages.

     Government Agency Guaranteed and/or Insured Real Estate. The Company acquires Farm Service Agency ("FSA") and United States Department of Agriculture ("USDA") commercial loans including farms, Federal Housing Administration ("FHA") and Government National Mortgage Association ("GNMA") project loans, and other FHA and Veterans Administration ("VA") loans from approved dealers. During the year ended March 31, 2002, the Company purchased whole loans or a participating interest of approximately $5.0 million in USDA commercial loans, $369,000 in GNMA project loans, $1.0 million in FHA and $230,000 in VA one- to four-family fixed rate loans.

     Of the $14.5 million balance of government guaranteed loans at March 31, 2002, FSA and USDA, FHA and GNMA project, FHA, and VA loans amounted to $8.6 million, $3.6 million, $1.7 million, and $524,000, respectively.

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

     Multi-family and Commercial Real Estate Loans. The Company has historically originated a limited amount of loans secured by multi-family real estate, including non-owner occupied residential multi- family dwelling units (more than four units). The commercial real estate loans originated by the Company consist primarily of loans secured by small office buildings. A substantial part of the Company's originated commercial and multi-family real estate loans are secured by commercial buildings, apartment complexes and other multi-family residential properties located in the Company's primary market area.

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

     During the year ended March 31, 2002, the Company did not purchase any loans from AgChoice, however, AgChoice continues to service approximately $5.1 million real estate mortgage loans and $465,000 agricultural loans held by the Company.

     Loans secured by commercial (including farms) and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. However, the Company believes that the higher yields and shorter terms compensate the Company for the increased credit risk associated with such loans. Furthermore, in accordance with the Company's classification of assets policy and procedure, the Company requests annual financial statements on major loans secured by commercial and multi-family real estate. At March 31, 2002, the largest multi-family real estate loan totaled $645,000 and consisted of an apartment building, located in Hopewell Township, Beaver County, Pennsylvania. The Company's largest commercial real estate loan totaled $1.1 million at March 31, 2002, and consisted of an office building located in Carnegie, Pennsylvania. See also "Loans to One Borrower."

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

     During the year ended March 31, 2002, the Company purchased $1.0 million SBA loans. At March 31, 2002, the Company's SBA mortgages totaled $6.2 million.

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

     During the year ended March 31, 2002, the Company did not purchase agricultural loans. At March 31, 2002, the Company's agricultural loans totaled $832,000, all of which were government guaranteed loans.

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

     In connection with consumer loan applications (excluding savings account loans), the Company verifies the borrower's income and reviews a credit report. In addition, the relationship of the loan to the value of the collateral is considered. Due to the type and nature of the collateral, and, in some cases the absence of collateral, consumer loans generally have shorter terms, higher interest rates and involve more credit risk as compared to one- to four-family residential loans. Consumer lending collections are typically dependent upon the borrower's continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness, and personal bankruptcy. Generally, collateral for consumer loans depreciates rapidly and often does not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often warrants litigation against the borrower and is usually turned over to a collection agency or law firm which is costly to the Company. The Company attempts to limit its exposure in consumer lending by originating only a small amount of such loans and by focusing on consumer loans secured by deposit accounts.

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

     Loan Servicing. The Company services the loans it originates. The Company also services a small number of loans for another institution. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard, flood, and mortgage insurance premiums, are maintained in escrow accounts at the Company. The Company does not service any of the loans it purchases as such loans are primarily purchased on a servicing released basis. The Company does, however, monitor the servicers of purchased loans to ensure accurate and timely payments. At March 31, 2002, the Company had $37.1 million of its total loan portfolio serviced by others and $8.9 million serviced by the Company.

     Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 45 days of the date of issuance. The Company charges no commitment fees or points to lock in rates or to secure commitments. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 45 day limit. At March 31, 2002, the Company had no outstanding commitments to originate loans. The Company had 1.0 million outstanding commitments to purchase loans.

     Loans to One Borrower. Federal regulations limit loans-to-one borrower or an affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Company. The Company is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At March 31, 2002, the Company was in compliance with applicable loans-to-one borrower limitations.

     At March 31, 2002, the Company's largest lending relationship totaled $1.6 million. This relationship consisted of two loans secured by two office buildings located in Carnegie, Pennsylvania. The second largest lending relationship consisted of three loans totaling $978,000 secured by a 36 unit apartment building located in Pittsburgh, Pennsylvania, 18 and 7 unit apartment buildings in Crafton Borough, Pennsylvania, and 14 and 4 unit apartment buildings in Carnegie Borough, Pennsylvania. The third largest lending relationship consisted of five loans totaling $857,000 secured by apartment buildings located in South Fayette Township and Crafton Borough, Pennsylvania. At March 31, 2002, each of these loans was performing in accordance with its terms.

Non-Performing and Problem Assets

     Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 30 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the mortgage. If payment is still delinquent after approximately 60 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Late charges are also imposed in accordance with the mortgage. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, the account is turned over to an attorney for collection or foreclosure and the borrower is notified when foreclosure has commenced. At March 31, 2002, loans past due greater than 90 days totaled $113,000 or .07% of the Company's total assets of $155,118,000.

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

                                                      At March 31,
                                                   ------------------
                                                     2002       2001
                                                   -------    -------
                                                   (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family.............................  $  --     $  --
  Government agency guaranteed and/or
    insured real estate...........................     --        --
  Multi-family and commercial*....................     --        --
Non-mortgage loans:
  SBA and other government
    guaranteed and/or insured.....................     --        --
  Other consumer and commercial...................     --        --
                                                    -----     -----
Total.............................................  $  --     $  --
                                                    =====     =====

Accruing loans which are contractually past
 due 90 days or more:
Mortgage loans:
  One- to four-family.............................  $  27     $  28
  Government agency guaranteed and/or
    insured real estate...........................     86         2
  Multi-family and commercial*....................     --        --
Non-mortgage loans:
  Other government guaranteed
    and/or insured................................     --        --
  Other consumer and commercial...................     --        --
                                                    -----     -----
Total.............................................  $ 113     $  30
                                                    =====     =====
Total non-accrual and accrual loans...............  $ 113     $  30
                                                    =====     =====
Real estate owned.................................  $  --     $  --
                                                    =====     =====
Total non-performing assets.......................  $ 113     $  30
                                                    =====     =====

Total non-performing loans to net loans...........    .25%      .06%
                                                    =====     =====

Total non-performing loans to total assets........    .07%      .02%
                                                    =====     =====

Total non-performing assets to total assets.......    .07%      .02%
                                                    =====     =====
------------------
* Includes farm real estate loans.

     There are no loans accounted for on a non-accrual basis; therefore, all interest was recorded and included in the Company's interest income for the year ended March 31, 2002.

     The Company's three largest non-performing loans are secured by single family properties located in Robinson Township, Carnegie Borough, and Heidelberg Borough, Pennsylvania.

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

     In accordance with its classification of assets policy, the Company regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2002, the Company had classified $57,000 of loans as substandard and no loans were classified as doubtful, loss, or special mention.

     The  largest   classified  asset  is  a  single-family   mortgage  with  an
outstanding principal balance of approximately $27,000. The property has been sold and the Company is awaiting the proceeds from the sale.

     Allowance for Loan Losses. Management regularly performs an analysis to identify the inherent risk of loss in the Company's loan portfolio. Provisions for losses on loans are charged to operations in an amount that results in an allowance for loan losses sufficient, in management's judgement, to cover losses based on management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience of the Company, current economic conditions, industry loss reserve levels, adverse situations which affect the borrower, the estimated value of any underlying collateral and other relevant factors. The Board of Director's Classified Asset Committee reviews and approves the loan loss reserve on a quarterly basis.

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

     At March 31, 2002, the Company's allowance for loan losses totaled $425,000 or .93% of net loans receivable and 376.1% of non-performing loans, as compared to $425,000 or .85% of net loans receivable and 1,416.7% of non-performing loans at March 31, 2001.

     Analysis of Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:



                                                      At March 31,
                                                -----------------------
                                                   2002          2001
                                                ---------     ---------
                                                 (Dollars in Thousands)

Total loans outstanding, net................     $ 45,865     $ 49,798
                                                 ========     ========
Average loans outstanding, net..............     $ 48,668     $ 53,787
                                                 ========     ========

Allowance balances (at beginning of
    period).................................     $    425     $    425

Provision:
   One- to four-family residential..........           41          (19)
   Multi-family and commercial
      real estate*..........................          (41)          19
   Consumer and commercial..................           --           --

Charge-offs:
   One- to four-family residential..........           --           --
   Multi-family and commercial
      real estate*..........................           --           --
   Consumer and commercial..................           --           --

Recoveries:
   One- to four-family residential..........           --           --
   Multi-family and commercial
      real estate*..........................           --           --
   Consumer and commercial..................           --           --
                                                 --------     --------

Allowance balance (at end of period)........     $    425     $    425
                                                 ========     ========
Allowance for loan losses as a percent
     of total loans outstanding.............          .93%         .85%
Net loans charged off as a percent of
     average loans outstanding..............           --%          --%

------------------
* Includes farm real estate loans.

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


                                                                   At March 31,
                                                ------------------------------------------------
                                                         2002                     2001
                                                -------------------------  ---------------------
                                                              Percent of             Percent of
                                                               Loans in               Loans in
                                                                 Each                   Each
                                                             Category to             Category to
                                                   Amount    Total Loans   Amount    Total Loans
                                                   ------    -----------   ------   ------------
                                                                 (Dollars in Thousands)


Loan Type:
  One- to four-family real estate..............     $ 136          33.8%  $ 105          32.0%
  Government agency guaranteed
     and/or insured real estate................        16          31.5       5          22.3
  Multi-family and commercial real estate*.....       266          17.9     308          25.3
  SBA and other guaranteed.....................         1          15.2       2          18.6
  Other consumer and commercial ...............         6           1.6       5           1.8
                                                    -----         -----   -----         -----
Total..........................................     $ 425         100.0%  $ 425         100.0%
                                                    =====         =====   =====         =====

------------------
* Includes farm real estate loans.


     Real Estate Owned. Real estate acquired by the Company as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired, it is recorded at the lower of the cost or fair value at the date of acquisition and any write down resulting therefrom is charged to the allowance for losses on real estate owned. All costs incurred in maintaining the Company's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. At March 31, 2002, the Company had no real estate owned.

Investment Activities of the Company

     Investment Securities. At March 31, 2002, the Company's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, state, county and municipal obligations, mortgage-backed and asset-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments.

     The Company's investment portfolio at March 31, 2002 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies.

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

     Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate), as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage- backed pass-through security is equal to the life of the underlying mortgages.

     Investment Portfolio. The following table sets forth the carrying value of the Company's investment and mortgage-backed securities portfolio, short-term investments, and FHLB stock at the dates indicated. At March 31, 2002, the market value of the Company's investment securities portfolio and mortgage-backed securities portfolio were $17.2 million and $79.1 million, respectively.

                                                           At March 31,
                                                     ------------------------
                                                        2002           2001
                                                     ----------     ---------
                                                          (In Thousands)
Investment securities held to maturity:
  U.S. Agency securities...........................   $  12,421     $ 23,458
  Asset-backed securities*.........................       4,308        1,940
  State, county and municipal obligations..........         507          506
  Other investment securities......................         185          180
                                                      ---------     --------
   Total investment securities
        held to maturity...........................      17,421       26,084
Interest-bearing deposits..........................       4,047        8,186
FHLB stock.........................................       2,400        2,615
Mortgage-backed securities held to maturity........      78,064       55,907
                                                      ---------     --------
        Total investments..........................   $ 101,932     $ 92,792
                                                      =========     ========

------------------
* Asset-backed securities consist of FNMA, FHLMC and GNMA guaranteed real estate mortgage investment conduits ("REMICs").

     The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company's investment and mortgage- backed securities portfolio at March 31, 2002.

                                                  After One Year      After Five
                                                     Through         Years Through
                                Within One Year     Five Years        Ten Years       After Ten Years   Total Investment Securities
                               ----------------- ----------------  ----------------  -----------------  ---------------------------
                               Carrying Average  Carrying Average  Carrying Average   Carrying Average  Carrying   Average   Market
                                 Value   Yield     Value   Yield     Value   Yield      Value   Yield     Value     Yield     Value
                               -------- -------  -------- -------  -------- -------  --------- -------  ---------  -------- -------
                                                                  (Dollars in Thousands)


U.S. Agency Obligations.......    $ 2     3.19%    $ 157    6.60%  $   374    6.32%   $11,888    5.35%   $12,421     5.39%  $12,212
State, county and
 municipal obligations........     --       --       150    7.00       100    6.75        257    7.33        507     7.12       532
Asset-backed securities.......     --       --        --      --        --      --      4,308    6.59      4,308     6.59     4,262
Mortgage-Backed Securities....     66     6.71       281    6.82     1,564    7.73     76,153    6.19     78,064     6.22    79,120
Other Investments.............     --       --        --      --        --      --        185    6.37        185     6.37       178
                                  ---              -----           -------            -------            -------            -------
  Total.......................    $68     6.59%    $ 588    6.81%  $ 2,038    7.43%   $92,791    6.10%   $95,485    6.13%   $96,304
                                  ===     ====     =====    ====   =======    ====    =======    ====    =======    ====    =======


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

     Deposit Portfolio. Deposits in the Company at March 31, 2002, were represented by various types of deposit programs described below.


                                  Original         Interest         Minimum            Balance at         Percentage of
Category                            Term           Rate(1)      Balance Amount      March 31,2002(2)     Total Deposits
--------                      ----------------    --------      --------------      ----------------     --------------

NOW Accounts                  None                   1.00%          $    200             $  4,427             5.64%
Non-Interest Checking         None                     --                200                1,243             1.58
Passbook Accounts             None                   2.40                 10               18,314            23.32
Money Market Accounts         None                   2.30              1,000                3,529             4.49

Certificates of Deposit:

Fixed Term, Fixed Rate        1-3 Months             2.15              1,000                   98              .13
Fixed Term, Fixed Rate        4-6 Months             2.60              1,000                7,609             9.69
Fixed Term, Fixed Rate        7-12 Months            3.05                500               10,151            12.93
Fixed Term, Fixed Rate        13-24 Months           3.20                500                5,153             6.56
Fixed Term, Fixed Rate        25-36 Months           3.55                500                6,059             7.72
Fixed Term, Fixed Rate        37-48 Months           4.00                500                1,353             1.72
Fixed Term, Fixed Rate        49-120 Months          4.80                500                8,120            10.34
Fixed Term, Variable Rate     18 Months              3.05                100                  187              .24
Jumbo Certificate             Various             Various           $100,000               12,277            15.64
                                                                                         --------           ------
                              Total Deposits                                             $ 78,520           100.00%
                                                                                         ========           ======

---------------
(1)      Interest rate offerings as of March 31, 2002.
(2)      In thousands.

     The following table sets forth the amounts of certificates of deposit classified by rate at the dates indicated.



                                           As of March 31,
                                     --------------------------
                                        2002             2001
                                     ----------        --------
                                            (In Thousands)
Interest Rate
2.00-2.99%.....................       $  5,849         $     --
3.00-3.99 .....................         11,261               25
4.00-4.99 .....................          8,300            1,018
5.00-5.99 .....................         15,520           29,344
6.00-6.99......................          8,342           16,212
7.00-7.99 .....................          1,735            1,695
                                      --------         --------
     Total ....................       $ 51,007         $ 48,294
                                      ========         ========


     The following table sets forth the amount and maturities of certificates of deposit at March 31, 2002.


                                        Amount Due
                 --------------------------------------------------------------
                 On or before  On or before  On or before     After
                   March 31,     March 31,     March 31,    March 31,
Interest Rate         2003         2004         2005          2005       Total
-------------    ------------  ------------  ----------   ------------ --------
                                            (In Thousands)

2.00-2.99%......    $  5,849     $    --       $    --      $    --     $  5,849
3.00-3.99.......       9,854         805           510           92       11,261
4.00-4.99.......       6,626         991           366          317        8,300
5.00-5.99.......       9,180       2,447         1,286        2,607       15,520
6.00-6.99.......       3,579       1,292           589        2,882        8,342
7.00-7.99.......          27          --           826          882        1,735
                    --------     -------       -------      -------     --------
     Total......    $ 35,115     $ 5,535       $ 3,577      $ 6,780     $ 51,007
                    ========     =======       =======      =======     ========



     Jumbo Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2002. The bank has never used brokered deposits.


                                                    Jumbo
                                                Certificates
Maturity Period                                  of Deposit
---------------                                --------------
                                               (In Thousands)

Within three months........................       $   2,697
Three through six months...................           4,476
Six through twelve months..................           2,824
Over twelve months.........................           2,280
                                                  ---------
                                                  $  12,277
                                                  =========

     Savings Deposit Activity. The following table sets forth the savings activities of the Company for the periods indicated:


                                                 Year Ended March 31,
                                                ----------------------
                                                   2002         2001
                                                --------     ---------
                                                    (In Thousands)
Net increase
  before interest credited..............        $ 2,384      $ (4,930)
Interest credited.......................          2,737         2,746
                                                -------      --------
Net increase in
  savings deposits......................        $ 5,121      $ (2,184)
                                                =======      ========

Borrowings

     The Company may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Company's stock in the FHLB of Pittsburgh and a portion of the Company's mortgage-backed securities portfolio. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. For the period ended March 31, 2002, the effective annualized cost of borrowings from the FHLB was 5.54%.

     The following table sets forth information concerning only short-term borrowings (those maturing within one year or less) the Company had during the periods indicated.

                                                           During the
                                                      Year Ended  March 31,
                                                    ------------------------
                                                     2002             2001
                                                    ------          -------
                                                          (In Thousands)

Average balance outstanding.....................    $   --          $ 1,208
Maximum balance at end of any month.............        --            4,500
Balance outstanding end of period...............        --               --
Weighted average rate during period.............        --%            6.80%
Weighted average rate at end of period .........        --%              --%

Bank Subsidiary Activity

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At March 31, 2002, the Bank was authorized to invest up to $3.1 million or 2% of its assets. At March 31, 2002, the Bank had one wholly- owned subsidiary, Fedcar, Inc. ("Fedcar").

     Fedcar is a Pennsylvania corporation organized in 1973 and is currently inactive. At March 31, 2002, Fedcar had total assets, liabilities, and equity of $19,000, $0, and $19,000, respectively.

Personnel

     As of March 31, 2002, the Company had 17 full-time employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. For the year ended March 31, 2002, the Bank's federal deposit insurance premium expense totaled approximately $14,000.

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

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off- balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporated an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 2002, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at March 31, 2002.


                         Actual    Required    Excess    Actual    Required
                         Capital    Capital    Amount    Percent    Percent
                         -------   ---------   -------   -------   --------
                                         (Dollars in thousands)

Tangible..............    $24,597    $2,325    $22,272     15.87%    1.50%
Core (Leverage).......    $24,597    $4,650    $19,947     15.87%    3.00%
Risk-based............    $25,022    $3,418    $21,604     58.56%    8.00%


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

Qualified Thrift Lender Test

     Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of March 31, 2002, qualified thrift investments of the Bank were approximately 93.36% of its portfolio assets, and therefore in compliance with the OTS requirement.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At March 31, 2002, the Bank had outstanding advances of $48.0 million from the FHLB of Pittsburgh.

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

Federal Reserve System

     The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. At March 31, 2002, the Company was in compliance with this requirement.

     Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System. The Company had no borrowings from the Federal Reserve System at March 31, 2002.

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

Item 2.  Description of Property.

     (a) Properties. Currently, the Company operates from its main office in Carnegie, Pennsylvania and branch offices in McKees Rocks and Washington, Pennsylvania. The Company owns its main office facility as well as its Washington branch office. The current lease for the McKees Rocks branch expires March 25, 2010, with a monthly renewal option thereafter. At March 31, 2002, the total net book value of the Company's investment in premises and equipment was approximately $531,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     The information contained under the sections captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the year ended March 31, 2002 (the "Annual Report") is incorporated herein by reference. The Annual Report is included as Exhibit 13 to this Form 10-KSB.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The required information is contained in the sections captioned "Average Balance Sheet, Interest Rates, and Yield", "Rate/Volume Analysis" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.


Item 7.  Financial Statements

     The Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                    PAGE
                                                                    ----

Independent Auditors' Report.......................................  12

Consolidated Statements of Financial Condition
    as of March 31, 2002 and 2001..................................  13

Consolidated Statements of Income and Comprehensive Income
    for the Years Ended March 31, 2002 and 2001....................  14

Consolidated Statements of Stockholders' Equity for the
    Years Ended March 31, 2002 and 2001............................  15

Consolidated Statements of Cash Flows for the Years
    Ended March 31, 2002 and 2001..................................  16

Notes to Consolidated Financial Statements.........................  17


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The required information is on page 2 of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders to be filed with the SEC on June 7, 2002 (the "Proxy Statement") is incorporated herein by reference.


Item 10.  Executive Compensation

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

     (c) Change in Control

     Not Applicable.

     (d) Securities Authorized for Issuance Under Equity Compensation Plans

     Set forth  below is  information  as of March  31,  2002  with  respect  to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.



                                             EQUITY COMPENSATION PLAN INFORMATION
                                                   (a)                  (b)                        (c)
                                                                     Weighted-             Number of securities
                                           Number of securities   average exercise    remaining available for future
                                            to be issued upon         price of            issuance under equity
                                               exercise of          outstanding             compensation plans
                                           outstanding options,  options, warrants        (excluding securities
                                           warrants and rights      and rights          reflected in column (a))
                                           --------------------     -----------         -----------------------


Equity compensation plans
approved by shareholders (1)...........          103,500               $ 6.83                     0

Equity compensation plans
not approved by shareholders...........              n/a                  n/a                    n/a
                                                 -------               ------                    ---
     TOTAL............................           103,500               $ 6.83                     0
                                                 =======               ======                    ===

---------------
(1) Represents the number of options granted under the 1998 Stock Option Plan, which was approved by stockholders on April 16, 1998.


Item 12.  Certain Relationships and Related Transactions

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

     (a) Exhibits

          3.1 Charter of Skibo Financial Corp.(1)

          3.2 Bylaws of Skibo Financial Corp.(1)

          10.1 Supplemental Executive Retirement Plan(2)

          10.2 Directors' Retirement Plan(2)

          10.3 Employment Agreements(3)

          10.4 1998 Stock Option Plan(1)

          10.5 1998 Restricted Stock Plan(1)

          10.6 Skibo Financial Corp. Compensation Plan(4)

          13 Annual Report to Stockholders for Fiscal Year Ended March 31, 2002 (Only those portions incorporated by reference in this document are deemed filed.)

          21 Subsidiaries of the Registrant

          23 Consent of Stokes & Hinds, LLC

     (b) Reports on Form 8-K

     None


---------------
1 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-QSB filed with the SEC on November 16, 1998 (SEC File No. 0-25009).
2 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-KSB for the year ended March 31, 1999 (SEC File No. 0-25009).
3 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-KSB for the year ended March 31, 2000 (SEC File No. 0-25009).
4 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-KSB for the year ended March 31, 2001 (SEC File No. 0-25009).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SKIBO FINANCIAL CORP.


Date: June 7, 2002                     By: /s/ Walter G. Kelly
                                           -------------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Walter G. Kelly                               /s/ Carol A. Gilbert
-------------------------------------             ------------------------------
Walter G. Kelly                                   Carol A. Gilbert
President and Chief Executive Officer             Chief Financial and Operating
(Principal Executive Officer)                       Officer and Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)


Date: June 7, 2002                                Date: June 7, 2002



/s/ John C. Burne                                 /s/ John T. Mendenhall, Jr.
-------------------------------------             ------------------------------
John C. Burne                                     John T. Mendenhall, Jr.
Chairman of the Board and Director                Vice President and Secretary
                                                   and Director


Date: June 7, 2002                                Date: June 7, 2002


/s/ Layne W. Craig                                /s/ Renaloy J. Senules
-------------------------------------             ------------------------------
Layne W. Craig                                    Renaloy J. Senules
Director                                          Director


Date: June 7, 2002                                Date: June 7, 2002