Form 10QSB
period 2002-06-30
SKIBO FINANCIAL CORP
filed 2002-07-19
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002
                               -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:  000-25009
                  ---------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  United States                                  25-1820465
--------------------------------------------              ----------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

242 East Main Street, Carnegie, Pennsylvania                      15106
--------------------------------------------              ----------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                               as of July 19, 2002


$0.10 Par Value Common Stock                        3,140,633
----------------------------                    ------------------
        Class                                   Shares Outstanding

         Transitional Small Business Disclosure Format (check one)
                           Yes         No  X
                              -----      -----

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                                  TABLE OF CONTENTS
                                                                           Page
                                                                           ----



PART I.  FINANCIAL INFORMATION
-------  ---------------------


Item 1.     Financial Statements


                  Consolidated Statements of Financial Condition (As of
                  June 30, 2002 (unaudited) and March 31, 2002).............. 1

                  Consolidated Statements of Income (For the three
                  months ended June 30, 2002 and 2001 (unaudited))........... 2

                  Consolidated Statement of Stockholders' Equity (For the
                  three months ended June 30, 2002 (unaudited)).............. 3

                  Consolidated Statements of Cash Flows (For the three
                  months ended June 30, 2002 and 2001 (unaudited))........... 4

                  Notes to Consolidated Financial Statements................. 5


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 7



PART II.    OTHER INFORMATION
--------    -----------------


Item 1.     Legal Proceedings................................................10
Item 2.     Changes in Securities............................................10
Item 3.     Defaults Upon Senior Securities..................................10
Item 4.     Submission of Matters to a Vote of Security-Holders..............10
Item 5.     Other Information................................................10
Item 6.     Exhibits and Reports on Form 8-K.................................10


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)

                                                                                        June 30,    March 31,
                                                                                         2002         2002
                                                                                       ---------    ---------
              ASSETS                                                                   (Unaudited)
              ------

Cash and amounts due from depository institutions                                      $     915    $     530
Interest-bearing deposits with other institutions                                          2,825        4,047
Investment securities:
         Held-to-maturity (market value $16,194 and $17,184)                              16,155       17,421
Mortgage-backed securities:
         Held-to-maturity (market value $82,039 and $79,120)                              80,512       78,064
Loans receivable, net                                                                     45,882       45,865
Accrued interest receivable:
         Investment securities                                                               136          215
         Mortgage-backed securities                                                          501          502
         Loans receivable                                                                    413          423
Federal Home Loan Bank stock, at cost                                                      2,435        2,400
Premises and equipment, net                                                                  517          531
Prepaid expenses and other assets                                                          5,167        5,120
                                                                                       ---------    ---------
                  Total Assets                                                         $ 155,458    $ 155,118
                                                                                       =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Liabilities:
         Deposits                                                                      $  78,715    $  78,520
         Federal Home Loan Bank advances                                                  48,000       48,000
         Advances from borrowers for taxes and insurance                                     113          117
         Accrued expenses and other liabilities                                            4,432        3,870
                                                                                       ---------    ---------
                  Total Liabilities                                                      131,260      130,507


Stockholders' Equity:
         Preferred stock, 5,000,000 shares authorized; none issued                            --           --
         Common stock, $0.10 par value; 10,000,000 shares authorized;
            3,449,974 shares issued                                                          345          345
         Additional paid-in capital                                                        9,778        9,778
         Treasury stock, at cost (321,181 shares at June 30, 2002
            and 320,423 shares at March 31, 2002)(1)                                      (2,237)      (2,227)
         Unearned Restricted Stock Plan (RSP) shares                                          --           (4)
         Retained earnings, substantially restricted                                      16,312       16,719
                                                                                       ---------    ---------
                  Total Stockholders' Equity                                              24,198       24,611
                                                                                       ---------    ---------

                  Total Liabilities and Stockholders' Equity                           $ 155,458    $ 155,118
                                                                                       =========    =========

(1)Included are shares held by the Bank's RSP totaling 11,840 at June 30, 2002 and 11,082 at March 31, 2002, respectively.


See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                For the Three Months Ended June 30, 2002 and 2001

              (Dollar amounts in thousands, except per share data)

                                                                           2002         2001
                                                                        ----------   ----------
                                                                             (Unaudited)
Interest income:
         Loans receivable                                               $      784   $      899
         Mortgage-backed securities                                          1,114          965
         Investment securities                                                 245          423
         Other                                                                  30          138
                                                                        ----------   ----------
            Total interest income                                            2,173        2,425

Interest expense:
         Deposits                                                              710          848
         Federal Home Loan Bank advances                                       663          663
                                                                        ----------   ----------
            Total interest expense                                           1,373        1,511
                                                                        ----------   ----------

            Net interest income                                                800          914

Provision for loan losses                                                       --           --
                                                                        ----------   ----------
            Net interest income after provision for loan losses                800          914

Other income:
         Fees and service charges                                               16           10
         Other                                                                  35           32
                                                                        ----------   ----------
            Total other income                                                  51           42

Other expenses:
         Compensation and employee benefits                                    536          596
         Premises and occupancy costs                                           49           48
         Federal insurance premiums                                              4            4
         Other operating expenses                                               76           85
                                                                        ----------   ----------
            Total other expenses                                               665          733
                                                                        ----------   ----------

     Income before income taxes                                                186          223

Provision for income taxes                                                      71           85
                                                                        ----------   ----------
            Net income                                                         115          138

Other comprehensive income:
         Unrealized gain on securities available-for-sale, net of tax           --           --
                                                                        ----------   ----------
            Total comprehensive income                                  $      115   $      138
                                                                        ==========   ==========

Basic earnings per share                                                $      .04   $      .04
Diluted earnings per share                                              $      .04   $      .04

Weighted average shares outstanding - Basic                              3,139,367    3,130,993
Weighted average shares outstanding - Diluted                            3,212,531    3,155,334



 See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

              For the Three Months Ended June 30, 2002 (unaudited)

              (Dollar amounts in thousands, except per share data)

                                                       Additional                    Unearned
                                            Common       Paid-in    Treasury           RSP        Retained
                                            Stock        Capital      Stock           Shares      Earnings         Total
                                        ---------------------------------------------------------------------------------

Balance at March 31, 2002                     $345        $9,778     $(2,227)           $ (4)      $16,719       $24,611

Cash dividends declared net
 ($.12 per share regular,
  $.30 per share special)                       --            --          --              --          (522)         (522)

Amortization of RSP liability                   --            --          --               4            --             4

Treasury stock purchased, at cost
(758 shares)                                    --            --         (10)             --            --           (10)

Net income                                      --            --          --              --           115           115
                                        ---------------------------------------------------------------------------------

Balance at June 30, 2002                      $345        $9,778     $(2,237)           $ --       $16,312       $24,198
                                        =================================================================================


  See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                For the Three Months Ended June 30, 2002 and 2001

                          (Dollar amounts in thousands)

                                                                     2002       2001
                                                                   --------   --------
                                                                       (Unaudited)
Operating activities:
     Net income                                                    $   115    $   138
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
         Depreciation                                                   16         16
         Compensation expense-ESOP and RSP                               4         87
         Net accretion of premiums and discounts                       (22)       (49)
         Decrease in accrued interest receivable                        90        103
         Increase in prepaid expenses                                  (47)       (38)
         Increase in accrued interest payable                          119        130
         Increase in accrued income taxes                                1         54
         Other, net                                                    437        (20)
                                                                   -------    -------
            Net cash provided by operating activities                  713        421
                                                                   -------    -------
Investing activities:
     Purchases of premises and equipment                                (2)        (2)
     Purchases of investment securities held-to maturity              (300)      (131)
     Purchases of mortgage-backed securities held-to-maturity       (9,150)    (7,639)
     Proceeds from maturities/calls and principal repayments of:
         Investment securities held-to-maturity                      1,565      1,113
         Mortgage-backed securities held-to-maturity                 6,676      5,028
     Loans purchased                                                (2,476)    (3,292)
     Net principal repayments on loans                               2,513      3,601
     Increase in Federal Home Loan Bank stock                          (35)        --
                                                                   -------    -------
            Net cash used in investing activities                   (1,209)    (1,322)
                                                                   -------    -------
Financing activities:
     Net increase in savings deposits                                  195      1,666
     Net (decrease) increase in mortgage escrow                         (4)        31
     Treasury stock purchased                                          (10)       (45)
     Cash dividends paid                                              (522)      (362)
                                                                   -------    -------
            Net cash (used in) provided by financing activities       (341)     1,290
                                                                   -------    -------

Net (decrease) increase in cash and cash equivalents                  (837)       389
Cash and cash equivalents, beginning of period                       4,577      9,212
                                                                   -------    -------
Cash and cash equivalents, end of period                           $ 3,740    $ 9,601
                                                                   =======    =======

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                   $ 1,254    $ 1,381
                                                                   =======    =======

        Income taxes                                               $   136    $    67
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

The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2002 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2002.

NOTE 2 -  Dividends on Common Stock
          -------------------------

On June 14, 2002, the Board of Directors of the Company declared a $0.12 per share regular cash dividend and a $0.30 per share special cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of June 28, 2002. Skibo Bancshares, M.H.C. ("the M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on July 15, 2002. Under current regulations of the Office of Thrift Supervision (the "OTS"), any waiver of dividends by the M.H.C. will no longer cause an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have had the effect of diluting the minority stockholders of the Company.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 3 -  Comprehensive Income
          --------------------

For the  three  months  ended  June  30,  2002 and  2001,  the  Company's  total comprehensive income was $115,000 and $138,000, respectively. Total comprehensive income is comprised of net income and other comprehensive income. For both three month periods, there was no other comprehensive income.

NOTE 4 -  Earnings Per Share (EPS)
          -----------------------

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

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


The computation of basic and diluted earnings per share is shown in the table below:

                                                                Three Months Ended
                                                              -------------------------

                                                                June 30,       June 30,
                                                                  2002           2001
                                                              ----------     ----------
Basic EPS computation:
 Numerator-Net Income                                         $  115,000     $  138,000
 Denominator-Wt Avg common shares outstanding                  3,139,367      3,130,993
Basic EPS                                                     $      .04     $      .04
                                                              ==========     ==========

Diluted EPS computation:
 Numerator-Net Income                                         $  115,000     $  138,000
 Denominator-Wt Avg common shares outstanding                  3,139,367      3,130,993
 Dilutive Stock Options                                           73,164         24,341
                                                              ----------     ----------
 Weighted avg common shares and common stock equivalents       3,212,531      3,155,334
Diluted EPS                                                   $      .04     $      .04
                                                              ==========     ==========


For the quarter ended June 30, 2001, 7,683 RSP shares were excluded from the diluted EPS computation due to their anti-dilutive effect. Shares outstanding for the three months ended June 30, 2001 do not include 6,078 ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans".

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

Changes in Financial Condition

The Company's total assets of $155,458,000 at June 30, 2002, are reflective of an increase of $340,000 or 0.2%, as compared to $155,118,000 at March 31, 2002. The increase in total assets was due to increases in cash and amounts due from depository institutions, mortgage-backed securities, loans receivable, Federal Home Loan Bank stock, and prepaid expenses and other assets, offset by decreases in investment securities, interest-bearing deposits with other financial institutions, premises and equipment and accrued interest receivable.

The increase in the Company's liabilities was primarily due to increases in deposits and accrued expenses and other liabilities. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $3,740,000, a decrease of $837,000 or 18.3% from the prior quarter. This decrease was primarily due to decreased interest-bearing deposits maintained at the Federal Home Loan Bank ("FHLB").

Investment Securities. Investment securities totaled $16,155,000 at June 30, 2002, a decrease of $1,266,000 or 7.3%, as compared to $17,421,000 at March 31,
2002. The decrease was primarily due to proceeds received from maturities, calls and payments totaling $1.6 million, offset by purchases of $300,000 of U.S. Agency securities.

Mortgage-backed Securities. Mortgage-backed securities totaled $80,512,000 at June 30, 2002, an increase of $2,448,000 or 3.1%, as compared to $78,064,000 at
March 31, 2002. The increase was primarily due to purchases of $9.1 million, partially offset by principal repayments and maturities totaling $6.7 million.

Loans Receivable, net. Net loans receivable at June 30, 2002 totaled $45,882,000, an increase of $17,000 or 0.04%, as compared to $45,865,000 at
March 31, 2002. The increase was primarily due to principal repayments totaling $2.7 million, partially offset by the origination of $161,000 in consumer loans, and purchases of $1.4 million conventional one- to four-family mortgage loans, $657,000 insured Federal Housing Administration ("FHA") and Veterans Administration ("VA") one- to four-family mortgage loans, and a $461,000 insured United States Department of Agriculture ("USDA") farm loan.

Deposits. Total deposits, after interest credited, increased by $195,000 or 0.2% to $78,715,000 at June 30, 2002, as compared to $78,520,000 at March 31, 2002.
The increase was due to increases in passbook, Money Market, and interest-bearing and non-interest bearing checking accounts, offset by a decrease in certificate of deposit accounts.

FHLB Advances. FHLB advances totaled $48,000,000 at both June 30, 2002 and March 31, 2002. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $24,198,000 at June 30, 2002, as compared to $24,611,000 at March 31, 2002. The decrease of $413,000 or 1.7% was primarily due to the payment of a $0.12 regular quarterly cash dividend and a $0.30 special cash dividend, partially offset by earnings for the three months ended June 30, 2002.

Results of Operations for the Three Months Ended June 30, 2002 and 2001

Net Income. The Company recorded net income of $115,000 for the three months ended June 30, 2002, as compared to net income of $138,000 for the three months ended June 30, 2001. The $23,000 or 16.7% decrease in net income for the three months ended June 30, 2002 was the result of a decrease in net interest income, partially offset by decreases in other expenses and provision for income taxes, offset by an increase in other income. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $114,000 or 12.5% for the three months ended June 30, 2002, as compared to the three month period ended June 30, 2001. The average balance of interest-earning assets increased $3.9 million or 2.7%, however, the average yield earned thereon decreased 86 basis points. The average balance of interest-bearing liabilities increased by $4.3 million or 3.5%, however, the average rate paid thereon decreased 60 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased to 1.50% for the three month period ended June 30, 2002 from 1.76% for the three month period ended June 30, 2001. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, offset by decreased rates paid on the average balances of savings deposits.

Interest Income. Interest income decreased $252,000 or 10.4% to $2,173,000 for the three month period ended June 30, 2002, as compared to $2,425,000 for the three month period ended June 30, 2001.

Interest on loans receivable decreased $115,000 or 12.8% for the three months ended June 30, 2002, as compared to the three month period ended June 30, 2001. This decrease was primarily the result of a $3.8 million decrease in the average balance of loans receivable and a 41 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities increased $149,000 or 15.4% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. This increase was primarily the result of a $22.8 million increase in the average balance of mortgage-backed securities, offset by a 116 basis point decrease in the average yield earned thereon.

Interest income on investment securities decreased by $178,000 or 42.1% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The decrease in interest income on investment securities was primarily due to a decrease of $8.5 million in the average balance of such securities and an 87 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased by $108,000 or 78.3% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The decrease was primarily due to a $6.7 million decrease in the average balance of other interest-earning assets and a 227 basis point decrease in the average yield earned thereon.

The average yield on the average  balance of  interest-earning  assets was 5.88%
and  6.74%  for  the  three  month   periods  ended  June  30,  2002  and  2001,
respectively.

Interest Expense. Interest expense totaled $1,373,000 for the three months ended June 30, 2002, as compared to $1,511,000 for the three months ended June 30, 2001. The $138,000 or 9.1% decrease was primarily due to a 60 basis point decrease in the average rate paid on the total average interest-bearing liabilities, partially offset by a $4.3 million increase in the average balance of deposits.

Interest expense on deposits (including escrows) totaled $710,000 for the three months ended June 30, 2002, as compared to $848,000 for the three months ended June 30, 2001. The $138,000 or 16.3% decrease was primarily due to a 97 basis point decrease in the average rate paid on deposits and escrows, partially offset by a $4.3 million increase in the average balance of deposits.

Interest on FHLB advances totaled $663,000 for both three month periods ended June 30, 2002 and 2001. The Company uses FHLB advances as a funding source and to supplement deposits, which are the Company's primary source of funds.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provisions for loan losses during the three month periods ended June 30, 2002 and 2001.

At both June 30, 2002 and March 31, 2002, the allowance for loan losses totaled $425,000 or 0.9% of total loans. The allowance for loan losses to total non-performing loans totaled 477.5% and 376.1%, respectively. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $89,000 and $113,000 at June 30, 2002 and March 31, 2002, respectively, which represented 0.19% and 0.25% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets were 0.06% and 0.07% at June 30, 2002 and March 31, 2002, respectively.

Other Income. During the three months ended June 30, 2002, other income increased $9,000 or 21.4%, as compared to the three months ended June 30, 2001.

Other Expenses. Total other expenses decreased by $68,000 or 9.3% during the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The decrease was primarily attributable to a decrease of $60,000 in compensation and employee benefits expense and $9,000 in other operating expenses, offset by a $1,000 increase in premises and occupancy costs. The decrease in compensation and employee benefits expense was due to decreases of $27,000 in compensation and employee benefits expense, $63,000 in ESOP expense due to the completion of the ESOP awards on December 31, 2001, and $20,000 in RSP expense due to the completion of the RSP awards on April 16, 2002, partially offset by an increase of $50,000 in the Company's defined benefit plan, Supplemental Employee Retirement Plan ("SERP") and Director's Retirement Plan ("DRP") costs. The increase in SERP/DRP costs was due to a SERP amendment made in September 2001.

Income Tax Expense. The provision for income tax totaled $71,000 for the three months ended June 30, 2002, as compared to $85,000 for the three months ended June 30, 2001. The $14,000 or 16.5% decrease was due to decreased income.

Regulatory Capital Requirements

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On June 30, 2002, the Bank was in compliance with its three regulatory capital requirements as follows:

                                            Amount        Percent
                                            ------        -------
                                            (Dollars in thousands)

Tangible capital                            $24,553         15.80%
Tangible capital requirement                  2,331          1.50
                                            -------         -----
Excess over requirement                     $22,222         14.30%
                                            =======         =====

Core capital                                $24,553         15.80%
Core capital requirement                      4,661          3.00
                                            -------         -----
Excess over requirement                     $19,892         12.80%
                                            =======         =====

Risk based capital                          $24,978         58.85%
Risk based capital requirement                3,395          8.00
                                            -------         -----
Excess over requirement                     $21,583         50.85%
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


                                   SKIBO FINANCIAL CORP.


Date: July 19, 2002                By: /s/ Walter G. Kelly
                                       -----------------------------------------
                                       Walter G. Kelly
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Walter G. Kelly                       /s/ Carol A. Gilbert
-------------------------------------    ---------------------------------------
Walter G. Kelly                           Carol A. Gilbert
President and Chief Executive Officer     Chief Financial and Operating Officer,
(Principal Executive Officer)             Treasurer and Assistant Secretary
                                          (Principal Financial and
                                          Accounting Officer)

Date: July 19, 2002                       Date: July 19, 2002