Form 10QSB
period 2002-09-30
SKIBO FINANCIAL CORP
filed 2002-10-28
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002
                               ------------------

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:   000-25009
                  -----------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    United States                             25-1820465
--------------------------------------------            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

242 East Main Street, Carnegie, Pennsylvania                     15106
--------------------------------------------            ------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of October 28, 2002


$0.10 Par Value Common Stock                                      3,140,633
----------------------------                                  ------------------
     Class                                                    Shares Outstanding

            Transitional Small Business Disclosure Format (check one)

                                    Yes         No   X
                                        ------     ------

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----



PART I.             FINANCIAL INFORMATION
-------             ---------------------


Item 1.     Financial Statements


              Consolidated Statements of Financial Condition as of
              September 30, 2002 (unaudited) and March 31, 2002...............1

              Consolidated Statements of Income for the three and
                   six months ended September 30, 2002 and 2001 (unaudited)...2

              Consolidated Statement of Stockholders' Equity for the
              six months ended September 30, 2002 (unaudited).................3

              Consolidated Statements of Cash Flows for the six
              months ended September 30, 2002 and 2001 (unaudited)............4

              Notes to Consolidated Financial Statements......................5


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................7


Item 3.     Controls and Procedures..........................................11


PART II.          OTHER INFORMATION
--------          -----------------


Item 1.     Legal Proceedings................................................12
Item 2.     Changes in Securities............................................12
Item 3.     Defaults Upon Senior Securities .................................12
Item 4.     Submission of Matters to a Vote of Security-Holders..............12
Item 5.     Other Information................................................12
Item 6.     Exhibits and Reports on Form 8-K ................................12


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)

                                                                    September 30,  March 31,
                                                                        2002         2002
                                                                     ---------     --------
                    ASSETS                                          (Unaudited)
                    ------
Cash and amounts due from depository institutions                    $     718    $     530
Interest-bearing deposits with other institutions                        2,345        4,047
Investment securities:
     Held-to-maturity (market value $12,362 and $17,184)                12,249       17,421
Mortgage-backed securities:
     Held-to-maturity (market value $88,897 and $79,120)                86,827       78,064
Loans receivable, net                                                   45,298       45,865
Accrued interest receivable:
     Investment securities                                                 144          215
     Mortgage-backed securities                                            510          502
     Loans receivable                                                      400          423
Federal Home Loan Bank stock, at cost                                    2,435        2,400
Premises and equipment, net                                                507          531
Prepaid expenses and other assets                                        5,332        5,120
                                                                     ---------    ---------
        Total Assets                                                 $ 156,765    $ 155,118
                                                                     =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Liabilities:
     Deposits                                                        $  80,034    $  78,520
     Federal Home Loan Bank advances                                    48,000       48,000
     Advances from borrowers for taxes and insurance                         4          117
     Accrued expenses and other liabilities                              4,754        3,870
                                                                     ---------    ---------
        Total Liabilities                                              132,792      130,507


Stockholders' Equity:
     Preferred stock, 5,000,000 shares authorized; none issued              --           --
     Common stock, $0.10 par value; 10,000,000 shares authorized;
        3,449,974 shares issued                                            345          345
     Additional paid-in capital                                          9,778        9,778
     Treasury stock, at cost (321,181 shares at September 30, 2002
         and 320,423 shares at March 31, 2002)(1)                       (2,237)      (2,227)
     Unearned Restricted Stock Plan ("RSP") shares                          --           (4)
     Retained earnings, substantially restricted                        16,087       16,719
                                                                     ---------    ---------
        Total Stockholders' Equity                                      23,973       24,611
                                                                     ---------    ---------

        Total Liabilities and Stockholders' Equity                   $ 156,765    $ 155,118
                                                                     =========    =========

(1)Included are shares held by the Bank's RSP totaling 11,840 at September 30, 2002 and 11,082 at March 31, 2002, respectively.


See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

         For the Three and Six Months Ended September 30, 2002 and 2001

              (Dollar amounts in thousands, except per share data)

                                                         Three Months Ended         Six Months Ended
                                                              September 30,           September 30,
                                                         2002         2001         2002         2001
                                                      ----------   ----------   ----------   ----------
                                                             (unaudited)            (unaudited)
Interest income:
     Loans receivable                                 $      768   $      871   $    1,552   $    1,770
     Mortgage-backed securities                            1,112          969        2,226        1,934
     Investment securities                                   193          380          438          803
     Other                                                    36          123           66          261
                                                      ----------   ----------   ----------   ----------
            Total interest income                          2,109        2,343        4,282        4,768

Interest expense:
     Deposits                                                701          846        1,411        1,694
     Federal Home Loan Bank advances                         671          671        1,334        1,334
                                                      ----------   ----------   ----------   ----------
            Total interest expense                         1,372        1,517        2,745        3,028
                                                      ----------   ----------   ----------   ----------

            Net interest income                              737          826        1,537        1,740

Provision for loan losses                                     --           --           --           --
                                                      ----------   ----------   ----------   ----------
            Net interest income after
              provision for loan losses                      737          826        1,537        1,740

Other income:
     Fees and service charges                                 12           10           28           20
     Other                                                    33            9           68           41
                                                      ----------   ----------   ----------   ----------
            Total other income                                45           19           96           61

Other expenses:
     Compensation and employee benefits                      534          505        1,070        1,101
     Premises and occupancy costs                             43           49           92           97
     Federal insurance premiums                                3            3            7            7
     Other operating expenses                                 74           55          150          140
                                                      ----------   ----------   ----------   ----------
            Total other expenses                             654          612        1,319        1,345
                                                      ----------   ----------   ----------   ----------

               Income before income taxes                    128          233          314          456

Provision for income taxes                                    30           74          101          159
                                                      ----------   ----------   ----------   ----------
            Net income                                        98          159          213          297

Other comprehensive income:
       Unrealized gain on securities available-for-
          sale, net of tax                                    --           --           --           --
                                                      ----------   ----------   ----------   ----------
               Total comprehensive income             $       98   $      159   $      213   $      297
                                                      ==========   ==========   ==========   ==========


Basic earnings per share                              $      .03   $      .05   $      .07   $      .09
Diluted earnings per share                            $      .03   $      .05   $      .07   $      .09

Weighted average shares outstanding - Basic            3,140,633    3,133,269    3,140,004    3,132,137
Weighted average shares outstanding - Diluted          3,212,631    3,189,077    3,212,585    3,172,212


See accompanying notes to consolidated financial statements.

                                 SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                             Consolidated Statement of Stockholders' Equity

                         For the Six Months Ended September 30, 2002 (unaudited)

                          (Dollar amounts in thousands, except per share data)


                                            Additional                     Unearned
                                Common       Paid-in        Treasury          RSP       Retained
                                 Stock       Capital          Stock         Shares      Earnings      Total
                                 -----       -------          -----         ------      --------      -----

Balance at March 31, 2002         $345         $9,778         $(2,227)         $(4)      $16,719     $24,611

Cash dividends declared, net
  ($.24 per share regular,
   $.44 per share special)          --             --              --           --          (845)       (845)

Amortization of RSP liability       --             --              --            4            --           4

Treasury stock purchased,
  at cost (758 shares)              --             --             (10)          --            --         (10)

Net income                          --             --              --           --           213         213
                                  ----        -------         -------         ----       -------     -------

Balance at September 30, 2002     $345         $9,778         $(2,237)        $ --       $16,087     $23,973
                                  ====        =======         =======         ====       =======     =======


See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Six Months Ended September 30, 2002 and 2001

                          (Dollar amounts in thousands)

                                                                                     2002        2001
                                                                                   --------    --------
                                                                                        (Unaudited)
Operating activities:
     Net income                                                                    $    213    $    297
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
           Depreciation                                                                  26          33
           Compensation expense-Employee Stock
              Ownership Plan ("ESOP") and RSP                                             4         150
           Net accretion of premiums and discounts                                      (97)        (77)
           Decrease in accrued interest receivable                                       86          22
           Increase in prepaid expenses                                                (212)       (320)
           Increase in accrued interest payable                                         268         298
           Increase in accrued income taxes                                              84         102
           Other, net                                                                   526         517
                                                                                   --------    --------
             Net cash provided by operating activities                                  898       1,022
                                                                                   --------    --------

Investing activities:
     Purchases of premises and equipment                                                 (2)         (9)
     Purchases of investment securities held-to maturity                               (715)     (1,170)
     Purchases of mortgage-backed securities held-to-maturity                       (21,919)    (15,283)
     Proceeds from maturities/calls and principal repayments of:
        Investment securities held-to-maturity                                        5,887       4,782
        Mortgage-backed securities held-to-maturity                                  13,145      11,010
     Loans purchased                                                                 (4,259)     (6,903)
     Net principal repayments on loans                                                4,940       6,913
      Increase in Federal Home Loan Bank stock                                          (35)         --
                                                                                   --------    --------
             Net cash used in investing activities                                   (2,958)       (660)
                                                                                   --------    --------

Financing activities:
     Net increase in deposits                                                         1,514       3,004
     Net decrease in mortgage escrow                                                   (113)        (94)
     Treasury stock purchased                                                           (10)       (140)
     Cash dividends paid                                                               (845)       (495)
                                                                                   --------    --------
                Net cash provided by financing activities                               546       2,275
                                                                                   --------    --------

Net (decrease) increase in cash and cash equivalents                                 (1,514)      2,637
Cash and cash equivalents, beginning of period                                        4,577       9,212
                                                                                   --------    --------
Cash and cash equivalents, end of period                                           $  3,063    $ 11,849
                                                                                   ========    ========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                   $  2,477    $  2,729
                                                                                   ========    ========

        Income taxes                                                               $    136    $     88
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

The results of operations for the three months and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2002.

NOTE 2 -  Dividends on Common Stock
          -------------------------

On September 13, 2002, the Board of Directors of the Company declared a $0.12 per share regular cash dividend and a $0.14 per share special cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of September 30, 2002. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on October 15, 2002. Under current regulations of the Office of Thrift Supervision (the "OTS"), any waiver of dividends by the M.H.C. will no longer cause an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have had the effect of diluting the minority stockholders of the Company.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 3 -  Comprehensive Income
          --------------------

For the three months ended September 30, 2002 and 2001, the Company's total comprehensive income was $98,000 and $159,000, respectively, and $213,000 and $297,000, respectively, for the six months ended September 30, 2002 and 2001. Total comprehensive income is comprised of net income and other comprehensive income. For both three and six month periods ended September 30, 2002 and 2001, there was no other comprehensive income.

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

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




The computation of basic and diluted earnings per share is shown in the table below:

                                  Three Months Ended               Six Months Ended
                               --------------------------      --------------------------
                              September 30,   September 30,   September 30,   September 30,
                                  2002            2001            2002            2001
                               ----------      ----------      ----------      ----------
Basic EPS computation:
 Numerator-Net Income          $   98,000      $  159,000      $  213,000      $  297,000
 Denominator-Wt Avg common
 shares outstanding             3,140,633       3,133,269       3,140,004       3,132,137
Basic EPS                      $      .03      $      .05      $      .07      $      .09
                               ==========      ==========      ==========      ==========

Diluted EPS computation:
 Numerator-Net Income          $   98,000      $  159,000      $  213,000      $  297,000
 Denominator-Wt Avg
   common shares outstanding    3,140,633       3,133,269       3,140,004       3,132,137
 Dilutive Stock Options            71,998          53,095          72,581          38,718
 Dilutive Unvested RSP                 --           2,713              --           1,357
                               ----------      ----------      ----------      ----------
 Weighted avg common shares
  and common stock
    equivalents                 3,212,631       3,189,077       3,212,585       3,172,212
Diluted EPS                    $      .03      $      .05      $      .07      $      .09
                               ==========      ==========      ==========      ==========


Shares outstanding for the three and six months ended September 30, 2001 do not include 2,026 ESOP shares that were unallocated in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans".

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

Changes in Financial Condition

The Company's total assets of $156,765,000 at September 30, 2002, are reflective of an increase of $1,647,000 or 1.1%, as compared to $155,118,000 at March 31, 2002. The increase in total assets was due to increases in mortgage-backed securities, Federal Home Loan Bank stock, prepaid expenses, and cash and amounts due from depository institutions, offset by decreases in investment securities, accrued interest receivable, premises and equipment, interest bearing deposits with other financial institutions, and loans receivable.

The increase in the Company's liabilities was due to increases in savings deposits and accrued expenses and other liabilities, offset by a decrease in advances from borrowers for taxes and insurance. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $3,063,000, a decrease of $1,514,000 or 33.1%, as compared to $4,577,000 at March 31, 2002.
This decrease was due to decreased interest-bearing deposits maintained at the Federal Home Loan Bank and cash on hand, offset by increased non-interest bearing deposits maintained at both the Federal Reserve Bank of Cleveland and a local bank.

Investment Securities. Investment securities totaled $12,249,000 at September 30, 2002, a decrease of $5,172,000 or 29.7%, as compared to $17,421,000 at March
31, 2002. The decrease was primarily due to proceeds from maturities, calls and payments totaling $5.9 million, offset by purchases of $715,000 of U.S. Agency REMIC securities.

Mortgage-backed Securities. Mortgage-backed securities totaled $86,827,000 at September 30, 2002, an increase of $8,763,000 or 11.2%, as compared to $78,064,000 at March 31, 2002. The increase was primarily due to purchases of $21.9 million, partially offset by principal repayments and maturities totaling $13.1 million.

Loans Receivable, net. Net loans receivable at September 30, 2002 totaled $45,298,000, a decrease of $567,000 or 1.2%, as compared to $45,865,000 at March
31, 2002. The decrease was primarily due to principal repayments totaling $5.2 million, offset by originations of $286,000 and purchases of $4.3 million. The Company originated $286,000 consumer loans within its normal lending area. The Company purchased $2.4 million conventional one- to four-family mortgage loans and $1.3 million insured Federal Housing Administration ("FHA") and Veterans Administration ("VA") one- to four-family mortgage loans within its normal lending area. The Company also purchased $104,000 Government National Mortgage Association ("GNMA") project loans and $461,000 United States Department of Agriculture ("USDA") mortgage loans primarily outside its normal lending area.

Deposits. Total deposits, after interest credited, increased $1,514,000 or 1.9% to $80,034,000 at September 30, 2002, as compared to $78,520,000 at March 31,
2002. The increase was due to increases in certificates of deposit, passbook and Money Market accounts, offset by decreases in interest-bearing and non-interest bearing checking accounts.

FHLB Advances. FHLB advances totaled $48,000,000 at both September 30, 2002 and March 31, 2002. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $23,973,000 at September 30, 2002, as compared to $24,611,000 at March 31, 2002. The decrease of $638,000 or 2.6% was primarily due to the payment of two $0.12 regular cash dividends, one $0.30 special cash dividend, and one $0.14 special cash dividend, partially offset by earnings for the six months ended September 30, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Results of Operations for the Three Months Ended September 30, 2002 and 2001

Net Income. The Company recorded net income of $98,000 for the three months ended September 30, 2002, as compared to net income of $159,000 for the three months ended September 30, 2001. The $61,000 or 38.4% decrease in net income for the three months ended September 30, 2002 was the result of a decrease in net interest income and an increase in other expenses, partially offset by a decrease in the provision for income taxes and an increase in other income. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $89,000 or 10.8% for the three months ended September 30, 2002, as compared to the three month period ended September 30, 2001. Although the average balance of interest-earning assets increased $3.3 million or 2.3%, the average yield earned thereon decreased 77 basis points. The average balance of interest-bearing liabilities increased by $3.8 million or 3.1%, however, the average rate paid thereon decreased 60 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest- bearing liabilities, decreased to 1.33% for the three month period ended September 30, 2002 from 1.50% for the three month period ended September 30, 2001. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, partially offset by decreased rates paid on the average balance of savings deposits.

Interest Income. Interest income decreased $234,000 or 10.0% to $2,109,000 for the three month period ended September 30, 2002, as compared to $2,343,000 for the three month period ended September 30, 2001.

Interest on loans receivable decreased $103,000 or 11.8% for the three months ended September 30, 2002, as compared to the three month period ended September 30, 2001. This decrease was primarily the result of a $4.9 million decrease in the average balance of loans receivable and a 16 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities increased $143,000 or 14.8% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. This increase was primarily the result of a $25.0 million increase in the average balance of mortgage-backed securities, offset by a 125 basis point decrease in the average yield earned thereon.

Interest income on investment securities decreased $187,000 or 49.2% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The decrease in interest income on investment securities was primarily due to a $9.9 million decrease in the average balance of such securities and a 81 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $87,000 or 70.7% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The decrease was primarily due to a $6.9 million decrease in the average balance of other interest-earning assets and a 137 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 5.66% and 6.43% for the three month periods ended September 30, 2002 and 2001, respectively.

Interest Expense. Interest expense decreased $145,000 or 9.6% to $1,372,000 for the three month period ended September 30, 2002, as compared to $1,517,000 for the three month period ended September 30, 2001. Although the average balance of interest-bearing liabilities increased $3.8 million, the average rate paid thereon decreased 60 basis points.

Interest expense on deposits (including escrows) totaled $701,000 for the three months ended September 30, 2002 as compared to $846,000 for the three months ended September 30, 2001. The $145,000 or 17.1% decrease was primarily due to a 95 basis point decrease in the average rate paid on deposits, partially offset by a $3.8 million increase in the average balance of deposits and escrows.

Interest on FHLB advances totaled $671,000 for both three month periods ended September 30, 2002 and 2001. The Company uses FHLB advances as a funding source and to supplement deposits, which are the Company's primary source of funds.

Allowance for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provisions for loan losses during the three month periods ending September 30, 2002 and 2001.

At both September 30, 2002 and March 31, 2002, the allowance for loan losses totaled $425,000 or 0.9% of total loans. The allowance for loan losses to total non-performing loans totaled 379.5% and 376.1%, respectively. The Company's non-performing loans (non- accrual loans and accruing loans 90 days or more overdue) totaled $112,000 and $113,000 at September 30, 2002 and March 31, 2002,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


respectively, which represented 0.25% and 0.07% of the Company's total loans and total assets, respectively, at both September 30, 2002 and March 31, 2002.

Other Income. During the three months ended September 30, 2002, other income increased $26,000 or 136.8%, as compared to the three months ended September 30, 2001. The increase was primarily attributable to increases in the cash surrender values of insurance policies held on the participants of the Supplemental Executive Retirement Plan ("SERP") and the Directors' Retirement Plan ("DRP").

Other Expenses. Total other expenses increased by $42,000 or 6.9% during the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The increase was attributable to an increase of $29,000 in compensation and employee benefits expense and $19,000 in other expenses, offset by a decrease of $6,000 in premises and occupancy costs.

Income Tax Expense. The provision for income tax totaled $30,000 for the three months ended September 30, 2002, as compared to $74,000 for the three months ended September 30, 2001. The $44,000 or 59.5% decrease was due to decreased income.


Results of Operations for the Six Months Ended September 30, 2002 and 2001

Net Income. The Company recorded net income of $213,000 for the six months ended September 30, 2002, as compared to net income of $297,000 for the six months ended September 30, 2001. The $84,000 or 28.3% decrease in net income for the six months ended September 30, 2002 was the result of a decrease in net interest income, offset by decreases in provision for income taxes and other expenses and an increase in other income. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $203,000 or 11.7% for the six months ended September 30, 2002, as compared to the six month period ended September 30, 2001. Although the average balance of interest-earning assets increased $3.6 million or 2.5%, the average yield earned thereon decreased 81 basis points. The average balance of interest-bearing liabilities increased by $4.0 million or 3.3%, however, the average rate paid thereon decreased 61 basis points.

The net interest rate spread decreased to 1.42% for the six month period ended September 30, 2002 from 1.62% for the six month period ended September 30, 2001. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, partially offset by decreased rates paid on the average balance of interest-bearing liabilities.

Interest Income. Interest income decreased $486,000 or 10.2% to $4,282,000 for the six month period ended September 30, 2002, as compared to $4,768,000 for the six month period ended September 30, 2001.

Interest on loans receivable decreased $218,000 or 12.3% for the six months ended September 30, 2002, as compared to the six month period ended September 30, 2001. This decrease was primarily the result of a $4.3 million decrease in the average balance of loans receivable and a 29 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities increased $292,000 or 15.1% for the six months ended September 30, 2002, as compared to the six months ended September 30, 2001. This increase was primarily the result of a $23.9 million increase in the average balance of mortgage-backed securities, offset by a 120 basis point decrease in the average yield earned thereon.

Interest income on investment securities decreased $365,000 or 45.5% for the six months ended September 30, 2002, as compared to the six months ended September 30, 2001. The decrease in interest income on investment securities was primarily due to a $9.2 million decrease in the average balance of such securities and a 84 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $195,000 or 74.7% for the six months ended September 30, 2002, as compared to the six months ended September 30, 2001. The decrease was primarily due to a $6.8 million decrease in the average interest-earning deposits at other financial institutions and a 180 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 5.77% and 6.58% for the six month periods ended September 30, 2002 and 2001, respectively.

Interest Expense. Interest expense decreased $283,000 or 9.3% to $2,745,000 for the six months ended September 30, 2002, as compared to $3,028,000 for the six months ended September 30, 2001. Although the average balance of interest-bearing liabilities increased $4.0 million, the average rate paid thereon decreased 61 basis points.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Interest expense on deposits (including escrows) totaled $1,411,000 for the six months ended September 30, 2002, as compared to $1,694,000 for the six months ended September 30, 2001. The $283,000 or 16.7% decrease was primarily due to a 96 basis point decrease in the average rate paid on deposits, offset by a $4.0 million increase in the average balance of deposits and escrows.

Interest on FHLB advances totaled $1,334,000 for both six month periods ended September 30, 2002 and 2001.

Provision for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provisions for loan losses during the six month periods ending September 30, 2002 and 2001.

Other Income. During the six months ended September 30, 2002, other income increased $35,000 or 57.4%, as compared to the six months ended September 30, 2001. The increase was primarily attributable to increases in the cash surrender values of insurance policies held on the participants of the SERP and DRP.

Other Expenses. Total other expenses decreased by $26,000 or 1.9% during the six months ended September 30, 2002, as compared to the six months ended September 30, 2001. The decrease was attributable primarily to decreases of $31,000 in compensation and employee benefits expense and $5,000 in premises and occupancy costs, offset by an increase of $10,000 in other expenses. The decrease in compensation and employee benefits expense was due to decreases of $102,000 in ESOP expense due to the completion of the ESOP awards on December 31, 2001, and $44,000 in RSP expense due to the completion of the RSP awards on April 16, 2002, partially offset by increases of $114,000 in the Company's defined benefit plan, SERP and DRP costs due to a SERP amendment made in September 2001, and $1,000 in compensation and employee benefits expense.

Income Tax Expense. The provision for income tax totaled $101,000 for the six months ended September 30, 2002, as compared to $159,000 for the six months ended September 30, 2001. The $58,000 or 36.5% decrease was due to decreased income.

Regulatory Capital Requirements

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On September 30, 2002, the Bank was in compliance with its three regulatory capital requirements as follows:


                                         Amount         Percent
                                         ------         -------
                                         (Dollars in thousands)

Tangible capital......................   $24,098           15.38%
Tangible capital requirement..........     2,351            1.50
                                         -------           -----
Excess over requirement...............   $21,747           13.88%
                                         =======           =====

Core capital..........................   $24,098           15.38%
Core capital requirement..............     4,702            3.00
                                         -------           -----
Excess over requirement...............   $19,396           12.38%
                                         =======           =====

Risk based capital....................   $24,523           57.82%
Risk based capital requirement........     3,393            8.00
                                         -------           -----
Excess over requirement...............   $21,130           49.82%
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

                             CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4.        Submission of Matters to a Vote of Security-Holders.
               ----------------------------------------------------

               The Annual Meeting of Stockholders of the Company was held on July 18, 2002 and the following matters were voted on:

               1.  Election of directors for 3-year term expiring in 2005:

                                                For        Withheld
                                                ---        --------
                       Walter G. Kelly        2,923,651     32,434

                       Renaloy J. Senules     2,951,420      4,665



               2. Ratification of appointment of Stokes & Hinds, LLC as auditor for the fiscal year ending March 31, 2003:

                                                For        Withheld      Against
                                                ---        --------      -------
                                              2,927,210     27,958        917

Item 5.        Other Information.
               ------------------

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------

               a)   Exhibits:

                      1. Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               b)  Reports on Form 8-K:

                      None

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           SKIBO FINANCIAL CORP.


Date: October 28, 2002
                                           By: /s/ Walter G. Kelly
                                           -------------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Walter G. Kelly                     /s/ Carol A. Gilbert
-------------------------------------   ------------------------------------------------
Walter G. Kelly                         Carol A. Gilbert
President and Chief Executive Officer   Chief Financial and Operating Officer, Treasurer
(Principal Executive Officer)           and Secretary
                                        (Principal Financial and Accounting Officer)

Date: October 28, 2002                  Date: October 28, 2002


                            SECTION 302 CERTIFICATION


I, Walter G. Kelly, President and Chief Executive Officer of Skibo Financial Corp., certify that:

1.   I have reviewed  this  quarterly  report on Form 10-QSB of Skibo  Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    October 28, 2002           /s/Walter G. Kelly
                                    -------------------------------
                                    Walter G. Kelly
                                    President and Chief Executive Officer

                           SECTION 302 CERTIFICATION


I, Carol A. Gilbert, Chief Financial and Operating Officer, Treasurer and Secretary of Skibo Financial Corp., certify that:

1.   I have reviewed  this  quarterly  report on Form 10-QSB of Skibo  Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    October 28, 2002       /s/Carol A. Gilbert
                                ------------------------------------------------
                                Carol A. Gilbert
                                Chief Financial and Operating Officer, Treasurer
                                and Secretary