Form 10QSB
period 2002-12-31
SKIBO FINANCIAL CORP
filed 2003-01-30
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002
                               -----------------

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:   000-25009
                   ---------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    United States                            25-1820465
--------------------------------------------              ----------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

242 East Main Street, Carnegie, Pennsylvania                   15106
--------------------------------------------              -------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of January 30, 2003


$0.10 Par Value Common Stock                             3,153,344
----------------------------                             ---------
          Class                                      Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                                Yes       No   X
                                    ---       ---

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS                          Page
                                                                           ----



PART I.          FINANCIAL INFORMATION
-------          ---------------------


Item 1.  Financial Statements


               Consolidated Statements of Financial Condition as of
               December 31, 2002 (unaudited) and March 31, 2002................1

               Consolidated Statements of Income for the three and
                    nine months ended December 31, 2002 and 2001 (unaudited))..2

               Consolidated Statement of Stockholders' Equity for the
               nine months ended December 31, 2002 (unaudited).................3

               Consolidated Statements of Cash Flows for the nine
               months ended December 31, 2002 and 2001 (unaudited))............4

               Notes to Consolidated Financial Statements......................5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................7


Item 3.  Controls and Procedures..............................................11


PART II.          OTHER INFORMATION
--------          -----------------


Item 1.  Legal Proceedings....................................................12
Item 2.  Changes in Securities................................................12
Item 3.  Defaults Upon Senior Securities .....................................12
Item 4.  Submission of Matters to a Vote of Security-Holders..................12
Item 5.  Other Information....................................................12
Item 6.  Exhibits and Reports on Form 8-K ....................................12


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)

                                                                   December 31,  March 31,
                                                                       2002        2002
                                                                    ---------    ---------
                    ASSETS                                         (Unaudited)
                    ------
Cash and amounts due from depository institutions                   $     518    $     530
Interest-bearing deposits with other institutions                       4,894        4,047
Investment securities:
     Held-to-maturity (market value $10,041 and $17,184)                9,875       17,421
Mortgage-backed securities:
     Held-to-maturity (market value $93,591 and $79,120)               91,502       78,064
Loans receivable, net                                                  40,254       45,865
Real estate owned, net                                                     28         --
Accrued interest receivable:
     Investment securities                                                 75          215
     Mortgage-backed securities                                           506          502
     Loans receivable                                                     355          423
Federal Home Loan Bank stock, at cost                                   2,742        2,400
Premises and equipment, net                                               516          531
Prepaid expenses and other assets                                       5,326        5,120
                                                                    ---------    ---------
        Total Assets                                                $ 156,591    $ 155,118
                                                                    =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Liabilities:
     Deposits                                                       $  80,762    $  78,520
     Federal Home Loan Bank advances                                   48,000       48,000
     Advances from borrowers for taxes and insurance                       57          117
     Accrued expenses and other liabilities                             4,345        3,870
                                                                    ---------    ---------
        Total Liabilities                                             133,164      130,507

Stockholders' Equity:
     Preferred stock, 5,000,000 shares authorized; none issued             --           --
     Common stock, $0.10 par value; 10,000,000 shares authorized;
        3,449,974 shares issued                                           345          345
     Additional paid-in capital                                         9,777        9,778
     Treasury stock, at cost (308,470 shares at December 31, 2002
        and 320,423 shares at March 31, 2002)(1)                       (2,149)      (2,227)
     Unearned Restricted Stock Plan (RSP) shares                           --           (4)
     Retained earnings, substantially restricted                       15,454       16,719
                                                                    ---------    ---------
        Total Stockholders' Equity                                     23,427       24,611
                                                                    ---------    ---------
        Total Liabilities and Stockholders' Equity                  $ 156,591    $ 155,118
                                                                    =========    =========

(1) Included are shares held by the Bank's RSP totaling 11,840 at December 31, 2002 and 11,082 at March 31, 2002, respectively.

See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

         For the Three and Nine months Ended December 31, 2002 and 2001

              (Dollar amounts in thousands, except per share data)

                                                      Three Months Ended         Nine Months Ended
                                                          December 31,              December 31,
                                                       2002         2001         2002         2001
                                                    ----------   ----------   ----------   ----------
                                                          (unaudited)               (unaudited)
Interest income:
     Loans receivable                               $      682   $      844   $    2,234   $    2,614
     Mortgage-backed securities                          1,119          998        3,345        2,932
     Investment securities                                 135          261          573        1,064
     Other                                                  36          105          102          366
                                                    ----------   ----------   ----------   ----------
            Total interest income                        1,972        2,208        6,254        6,976

Interest expense:
     Deposits                                              660          811        2,071        2,505
     Federal Home Loan Bank advances                       670          670        2,004        2,004
                                                    ----------   ----------   ----------   ----------
            Total interest expense                       1,330        1,481        4,075        4,509
                                                    ----------   ----------   ----------   ----------
            Net interest income                            642          727        2,179        2,467

Provision for loan losses                                   --           --           --           --
                                                    ----------   ----------   ----------   ----------
            Net interest income after
              provision for loan losses                    642          727        2,179        2,467

Other income:
     Fees and service charges                               23           11           51           31
     Other                                                  29           40           97           81
                                                    ----------   ----------   ----------   ----------
            Total other income                              52           51          148          112

Other expenses:
     Compensation and employee benefits                    552          488        1,622        1,589
     Premises and occupancy costs                           44           48          136          145
     Federal insurance premiums                              3            3           10           10
     Other operating expenses                               60           71          210          211
                                                    ----------   ----------   ----------   ----------
            Total other expenses                           659          610        1,978        1,955
                                                    ----------   ----------   ----------   ----------
                Income before income taxes                  35          168          349          624

Provision for income taxes                                  17           15          118          174
                                                    ----------   ----------   ----------   ----------
            Net income                                      18          153          231          450

Other comprehensive income:
     Unrealized gain on securities available-for-
       sale, net of tax                                     --           --           --           --
                                                    ----------   ----------   ----------   ----------
            Total comprehensive income              $       18   $      153   $      231   $      450
                                                    ==========   ==========   ==========   ==========

Basic earnings per share                            $      .01   $      .05   $      .07   $      .14
Diluted earnings per share                          $      .01   $      .05   $      .07   $      .14

Weighted average shares outstanding - Basic          3,143,673    3,131,622    3,141,231    3,131,963
Weighted average shares outstanding - Diluted        3,212,120    3,194,080    3,212,434    3,179,498

See accompanying notes to consolidated financial statements.

                                 SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                             Consolidated Statement of Stockholders' Equity

                         For the Nine months Ended December 31, 2002 (unaudited)

                          (Dollar amounts in thousands, except per share data)


                                               Additional              Unearned
                                   Common       Paid-in     Treasury      RSP       Retained
                                   Stock        Capital       Stock     Shares      Earnings     Total
                                   -----        -------       -----     ------      --------     -----

Balance at March 31, 2002         $  345         $9,778    $ (2,227)    $  (4)       $16,719   $24,611

Cash dividends declared, net
  ($.36 per share regular,
   $.84 per share special)            --             --          --         --        (1,496)   (1,496)

Amortization of RSP liability         --             --          --          4            --         4

Treasury stock purchased,
 at cost (758 shares)                 --             --         (10)        --            --       (10)

Options Exercised (12,711 shares)     --            (1)          88         --            --        87

Net income                            --             --          --         --           231       231
                                  ------         ------    --------     ------       -------   -------

Balance at December 31, 2002      $  345         $9,777    $ (2,149)    $   --       $15,454   $23,427
                                  ======         ======    ========     ======       =======   =======

See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Nine months Ended December 31, 2002 and 2001

                          (Dollar amounts in thousands)

                                                                                     2002        2001
                                                                                   --------    --------
                                                                                       (unaudited)
Operating activities:
     Net income                                                                    $    231    $    450
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                                                  37          48
           Compensation expense-Employee Stock Ownership Plan ("ESOP")
              and RSP                                                                     4         196
           Net accretion of premiums and discounts                                     (104)       (227)
           Decrease in accrued interest receivable                                      204         322
           Increase in prepaid expenses                                                (206)       (345)
           Decrease in accrued interest payable                                        (222)       (150)
           Increase (decrease) in accrued income taxes                                  173        (190)
           Other, net                                                                   507         516
                                                                                   --------    --------
               Net cash provided by operating activities                                624         620
                                                                                   --------    --------
Investing activities:
     Purchases of premises and equipment                                                (22)         (9)
     Purchases of investment securities held-to-maturity                             (3,116)     (8,600)
     Purchases of mortgage-backed securities held-to-maturity                       (34,075)    (31,784)
     Proceeds from maturities/calls and principal repayments of:
        Investment securities held-to-maturity                                       10,664      16,780
        Mortgage-backed securities held-to-maturity                                  20,672      17,127
     Loans purchased                                                                 (4,475)    (10,875)
     Net principal repayments on loans                                               10,142      12,123
     Increase in Federal Home Loan Bank stock                                          (342)         --
                                                                                   --------    --------
                Net cash used in investing activities                                  (552)     (5,238)
                                                                                   --------    --------

Financing activities:
     Net increase in deposits                                                         2,242       4,351
     Net decrease in mortgage escrow                                                    (60)        (41)
     Treasury stock purchased                                                           (10)       (140)
     Options exercised, net                                                              87          --
     Cash dividends paid                                                             (1,496)       (972)
                                                                                   --------    --------
               Net cash provided by financing activities                                763       3,198
                                                                                   --------    --------

Net increase (decrease) in cash and cash equivalents                                    835      (1,420)
Cash and cash equivalents, beginning of period                                        4,577       9,212
                                                                                   --------    --------
Cash and cash equivalents, end of period                                           $  5,412    $  7,792
                                                                                   ========    ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                                   $  4,297    $  4,658
                                                                                   ========    ========
        Income taxes                                                               $    136    $    357
                                                                                   ========    ========
       Noncash investing activities:
            Loans transferred to real estate owned                                 $     28    $     --
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

The results of operations for the three months and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the year ending March 31, 2003 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2002.

NOTE 2 -  Dividends on Common Stock
          -------------------------

On October 22, 2002, the Board of Directors of the Company declared a $0.20 per share special cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of November 4, 2002. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on November 15, 2002. On December 12, 2002, the Board of Directors of the Company declared a $0.12 per share regular cash dividend and a $0.20 per share special cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of December 31, 2002. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on January 15, 2003. Under current regulations of the Office of Thrift Supervision (the "OTS"), any waiver of dividends by the M.H.C. will no longer cause an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have had the effect of diluting the minority stockholders of the Company.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 3 -  Comprehensive Income
          --------------------

For the three months ended December 31, 2002 and 2001, the Company's total comprehensive income was $18,000 and $153,000, respectively, and $231,000 and $450,000, respectively, for the nine months ended December 31, 2002 and 2001. Total comprehensive income is comprised of net income and other comprehensive income. For both three and nine month periods ended December 31, 2002 and 2001, there was no other comprehensive income.

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

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


The computation of basic and diluted earnings per share is shown in the table below:

                                 Three Months Ended             Nine Months Ended
                              ---------------------------   ---------------------------

                              December 31,   December 31,   December 31,   December 31,
                                 2002            2001          2002           2001
                              ----------      ----------    ----------     ----------
Basic EPS computation:
 Numerator-Net Income         $   18,000      $  153,000    $  231,000     $  450,000
 Denominator-Wt Avg common
 shares outstanding            3,143,673       3,131,622     3,141,231      3,131,963
Basic EPS                     $      .01      $      .05    $      .07     $      .14
                              ==========      ==========    ==========     ==========

Diluted EPS computation:
 Numerator-Net Income         $   18,000      $  153,000    $  231,000     $  450,000
 Denominator-Wt Avg
   common shares outstanding   3,143,673       3,131,622     3,141,231      3,131,963
 Dilutive Stock Options           68,447          57,339        71,203         44,925
 Dilutive Unvested RSP                --           5,119            --          2,610
                              ----------      ----------    ----------     ----------
 Weighted avg common shares
  and common stock
    equivalents                3,212,120       3,194,080     3,212,434      3,179,498
Diluted EPS                   $      .01      $      .05    $      .07     $      .14
                              ==========      ==========    ==========     ==========


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

Changes in Financial Condition

The Company's total assets of $156,591,000 at December 31, 2002, are reflective of an increase of $1,473,000 or 0.9%, as compared to $155,118,000 at March 31, 2002. The increase in total assets was primarily due to increases in mortgage-backed securities, prepaid expenses and other assets, interest-bearing deposits with other institutions, and FHLB stock, partially offset by decreases in loans receivable, investment securities, and accrued interest receivable.

The increase in the Company's liabilities was due to increases in savings deposits and accrued expenses and other liabilities, offset by decreases in escrows. Changes in the components of assets, liabilities and equity are discussed herein.

Cash  and  Cash  Equivalents.  Cash  and  cash  equivalents,  which  consist  of
interest-bearing  and  noninterest-bearing   deposits,  totaled  $5,412,000,  an
increase of $835,000 or 18.2% as compared to $4,577,000 at March 31, 2002.

Investment Securities. Investment securities totaled $9,875,000 at December 31, 2002, a decrease of $7,546,000 or 43.3%, as compared to $17,421,000 at March 31,
2002. This was primarily a result of proceeds from maturities, calls and repayments totaling $10.7 million, offset by purchases of $3.1 million of U.S. Agency securities.

Mortgage-backed Securities. Mortgage-backed securities were $91,502,000 at December 31, 2002, an increase of $13,438,000 or 17.2%, as compared to $78,064,000 at March 31, 2002. The increase was due to purchases of $34.1 million, offset by principal repayments and maturities totaling $20.7 million.

Loans Receivable, net. Net loans receivable at December 31, 2002 totaled $40,254,000, a decrease of $5,611,000 or 12.2%, as compared to $45,865,000 at
March 31, 2002. The decrease was primarily due to principal repayments totaling $10.5 million, offset by originations of $316,000, which consisted entirely of consumer loans, and purchases of $4.5 million. The Company purchased $2.6 million conventional one -to four-family mortgage loans and $1.3 million insured Federal Housing Administration ("FHA") and Veterans Administration ("VA") one- to four-family mortgage loans within its normal lending area. The Company also purchased $461,000 United States Department of Agriculture ("USDA") mortgage loans and $104,000 Government National Mortgage Association ("GNMA") multi-family project loans primarily outside its normal lending area.

Deposits. Total deposits, after interest credited, increased by $2.2 million or 2.9% to $80,762,000 at December 31, 2002, as compared to $78,520,000 at March
31, 2002. The increase was due to increases in certificates of deposit, passbook and Money Market accounts, offset by decreases in interest-bearing and noninterest-bearing checking accounts.

FHLB Advances. FHLB advances totaled $48,000,000 at both December 31, 2002 and March 31, 2002. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $23,427,000 at December 31, 2002, as compared to $24,611,000 at March 31, 2002. The decrease of $1.2 million or 4.8% was primarily due to the payment of three $0.12 regular cash dividends, one $0.14 special cash dividend, one $0.30 special cash dividend and two $0.20 special cash dividends, partially offset by earnings for the nine months ended December 31, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Results of Operations for the Three Months Ended December 31, 2002 and 2001

Net Income. The Company recorded net income of $18,000 for the three months ended December 31, 2002, as compared to net income of $153,000 for the three months ended December 31, 2001. The $135,000 or 88.2% decrease in net income for the three months ended December 31, 2002 was the result of a decrease in net interest income and increases in other expenses and provision for income taxes, partially offset by an increase in other income. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $85,000 or 11.7% for the three months ended December 31, 2002, as compared to the three month period ended December 31, 2001. Although the average balance of interest-earning assets increased $2.4 million or 1.6%, the average yield earned thereon decreased 73 basis points. The average balance of interest- bearing liabilities increased $3.2 million or 2.6%, however, the average rate paid thereon decreased 59 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased to 1.10% for the three month period ended December 31, 2002 from 1.24% for the three month period ended December 31, 2001. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, partially offset by decreased rates paid on the average balance of savings deposits.

Interest Income. Interest income decreased $236,000 or 10.7% to $1,972,000 for the three month period ended December 31, 2002, as compared to $2,208,000 for the three month period ended December 31, 2001.

Interest on loans receivable decreased $162,000 or 19.2% for the three months ended December 31, 2002, as compared to the three month period ended December 31, 2001. This decrease was primarily the result of a $6.6 million decrease in the average balance of loans receivable and a 46 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities increased $121,000 or 12.1% for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. This increase was primarily the result of a $22.0 million increase in the average balance of mortgage-backed securities, offset by a 93 basis point decrease in the average yield earned thereon.

Interest income on investment securities decreased $126,000 or 48.3% for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. The decrease in interest income on investment securities was primarily due to a $6.7 million decrease in the average balance of such securities and a 95 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $69,000 or 65.7% for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. The decrease was primarily due to a $6.4 million decrease in the average balance of other interest-earning assets and a 111 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 5.29% and 6.02 % for the three month periods ended December 31, 2002 and 2001, respectively.

Interest Expense. Interest expense totaled $1,330,000 for the three months ended December 31, 2002, as compared to $1,481,000 for the three months ended December 31, 2001. Although the average balance of interest-bearing liabilities increased $3.2 million, the average rate paid thereon decreased 59 basis points, resulting in a $151,000 or 10.2% decrease in interest expense.

Interest expense on deposits (including escrows) decreased $151,000 or 18.6% for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. The decrease was due to a 93 basis point decrease in the average rate paid thereon, offset by a $3.2 million increase in the average balance of deposits.

Interest on FHLB advances totaled $670,000 for both three month periods ended December 31, 2002 and 2001. The Company uses FHLB advances as a funding source to supplement deposits, which are the Company's primary source of funds.

Provision for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provisions for loan losses during the three month periods ended December 31, 2002 and 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

At December 31, 2002, the allowance for loan losses totaled $425,000 or 1.0% and 494.2% of total loans and total non- performing loans, respectively, as compared to $425,000 or 0.9% and 376.1%, respectively, at March 31, 2002. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $86,000 and $113,000 at December 31, 2002 and March 31, 2002, respectively, which represented 0.21% and 0.24% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was ..05% and .07% at December 31, 2002 and March 31, 2002, respectively.

Other Income. During the three months ended December 31, 2002, other income increased $1,000 or 2.0%, as compared to the three months ended December 31, 2001.

Other Expenses. Total other expenses increased by $49,000 or 8.0% during the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. The increase was attributable to an increase of $64,000 or 13.1% in compensation and employee benefits expense, offset by decreases of $4,000 or 8.3% in premises and occupancy costs, and $11,000 or 15.5% in other operating expenses

Income Tax Expense. The provision for income tax increased $2,000 or 13.3% to $17,000 for the three months ended December 31, 2002, as compared to $15,000 for the three months ended December 31, 2001.

Results of Operations for the Nine Months Ended December 31, 2002 and 2001

Net Income. The Company recorded net income of $231,000 for the nine months ended December 31, 2002, as compared to net income of $450,000 for the nine months ended December 31, 2001. The $219,000 or 48.7% decrease in net income for the nine months ended December 31, 2002 was primarily the result of decreases in net interest income and increases in other expenses, offset by an increase in other income and a decrease in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $288,000 or 11.7% for the nine months ended December 31, 2002, as compared to the nine month period ended December 31, 2001. Although the average balance of interest-earning assets increased $3.2 million or 2.2%, the average yield earned thereon decreased 78 basis points. The average balance of interest- bearing liabilities increased by $3.7 million or 3.0%, however, the average rate paid thereon decreased 60 basis points.

The net interest rate spread decreased to 1.31% for the three month period ended December 31, 2002 from 1.49% for the three month period ended December 31, 2001. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, partially offset by decreased rates paid on the average balance of savings deposits.

Interest Income. Interest income decreased $722,000 or 10.3% to $6,254,000 for the nine month period ended December 31, 2002, as compared to $6,976,000 for the nine month period ended December 31, 2001.

Interest on loans receivable decreased $380,000 or 14.5% for the nine months ended December 31, 2002, as compared to the nine month period ended December 31, 2001. This decrease was primarily the result of a $5.1 million decrease in the average balance of loans receivable and a 34 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities increased $413,000 or 14.1% for the nine months ended December 31, 2002, as compared to the nine months ended December 31, 2001. This increase was primarily the result of a $23.3 million increase in the average balance of mortgage-backed securities, partially offset by a 109 basis point decrease in the average yield earned thereon.

Interest income on investment securities decreased $491,000 or 46.1% for the nine months ended December 31, 2002, as compared to the nine months ended December 31, 2001. The decrease in interest income on investment securities was primarily due to a $8.4 million decrease in the average balance of such securities and an 87 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $264,000 or 72.1% for the nine months ended December 31, 2002, as compared to the nine months ended December 31, 2001. The decrease was primarily due to a $6.6 million decrease in the average balance of other interest-earning assets and a 159 basis point decrease in the average yield earned thereon. The average

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


yield on the average balance of interest-earning assets was 5.61% and 6.39% for the nine month periods ended December 31, 2002 and 2001, respectively.

Interest Expense. Interest expense totaled $4,075,000 for the nine months ended December 31, 2002, as compared to $4,509,000 for the nine months ended December 31, 2001. Although the average balance of interest-bearing liabilities increased $3.7 million, the average rate paid thereon decreased 60 basis points, resulting in a $434,000 or 9.6% decrease in interest expense. Interest expense on deposits (including escrows) decreased $434,000 or 17.3% for the nine months ended December 31, 2002, as compared to the nine months ended December 31, 2001.
Although the average balance of deposits increased $3.7 million, the average rate paid thereon decreased 95 basis points.

Interest on FHLB advances totaled $2.0 million for both nine month periods ended December 31, 2002 and 2001.

Provision for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provision for loan losses during the nine month periods ended December 31, 2002 and 2001.

Other Income. During the nine months ended December 31, 2002, other income increased $36,000 or 32.1%, as compared to the nine months ended December 31, 2001. This increase resulted from increased income from deferred loan fees and increases in the cash surrender values of insurance policies held on the participants of the SERP and DRP.

Other Expenses. Total other expenses increased by $23,000 or 1.2% during the nine months ended December 31, 2002, as compared to the nine months ended December 31, 2001. The increase was attributable to an increase of $33,000 in compensation and employees benefit expense, offset by decreases of $1,000 in other expenses, and $9,000 in premises and occupancy costs. The increase in compensation and employee benefits expense was due to increases of $186,000 in the Company's defined benefit plan, SERP and DRP costs due to a SERP amendment made in September 2001 and $38,000 in compensation and employee benefits expense, offset by decreases of $124,000 in ESOP expense due to the completion of the ESOP awards on December 31, 2001, and $67,000 in RSP expense due to the completion of the ESP awards on April 16, 2002.

Income Tax Expense. The provision for income tax totaled $118,000 for the nine months ended December 31, 2002, as compared to $174,000 for the nine months ended December 31, 2001. The $56,000 or 32.2% decrease was due to decreased income.

Regulatory Capital Requirements

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On December 31, 2002, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                Amount         Percent
                                                ------         -------
                                                (Dollars in thousands)

Tangible capital........................       $23,651          15.11%
Tangible capital requirement............         2,348           1.50
                                               -------          -----
Excess over requirement.................       $21,303          13.61%
                                               =======          =====

Core capital............................       $23,651          15.11%
Core capital requirement................         4,697           3.00
                                               -------          -----
Excess over requirement.................       $18,954          12.11%
                                               =======          =====

Risk based capital......................       $24,076          58.87%
Risk based capital requirement..........         3,272           8.00
                                               -------          -----
Excess over requirement.................       $20,804          50.87%
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

                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings.
                ------------------

                In June 2000, the Company's subsidiary First Carnegie Deposit and other third parties were informed of an impending legal action regarding a previously completed sale of foreclosed real estate. Although First Carnegie Deposit has not been served as a defendant in any lawsuit, the Company has notified its insurance carrier of this potential action. At this time management believes this action, if commenced, will not result in significant loss to the Company.

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

                a)   Exhibit 99 Certification Pursuant to 18 U.S.C.ss.1350

                b)   Not applicable

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SKIBO FINANCIAL CORP.


Date: January 30, 2003
                                       By: /s/ Walter G. Kelly
                                           -------------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Walter G. Kelly                         /s/ Carol A. Gilbert
-------------------------------------       --------------------------------------------
Walter G. Kelly                             Carol A. Gilbert
President and Chief Executive Officer       Chief Financial and Operating Officer,
(Principal Executive Officer)               Treasurer and Secretary
                                            (Principal Financial and Accounting Officer)

Date: January 30,  2003                     Date: January 30, 2003


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



     Date: January 30, 2003                /s/ Walter G. Kelly
                                           -------------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer

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



     Date: January 30, 2003               /s/ Carol A. Gilbert
                                          --------------------------------------
                                          Carol A. Gilbert
                                          Chief Financial and Operating Officer,
                                          Treasurer and Secretary