Form 10KSB
period 2003-03-31
SKIBO FINANCIAL CORP
filed 2003-06-26
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended March 31, 2003
                          --------------

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

SEC File Number:  000-25009
                  ---------

                              SKIBO FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  United States                                   25-1820465
         -------------------------------                       ----------------
         (State or Other Jurisdiction of                       (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

242 East Main Street, Carnegie, Pennsylvania                        15106
--------------------------------------------                        -----
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

         State issuer's revenues for its most recent fiscal year.  $8,531,000

         The registrant's voting stock is traded on the Nasdaq SmallCap Market under the symbol "SKBO." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the trading price of the registrant's "Common Stock" as reported by the Nasdaq SmallCap Market on June 19, 2003, was $16,815,751 ($13.39 per share based on 1,255,844 shares of "Common Stock" outstanding).

         As of June 19, 2003, the registrant had 3,153,344 shares of "Common Stock" outstanding.

         Transitional Small Business Disclosure Format (check one) Yes     No X
                                                                       ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Part II -- Portions of the registrant's 2003 Annual Report to Stockholders.

                                     PART I

Item 1.  Business
-------  --------

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

         The Company's and Bank's executive offices are located at 242 E. Main Street, Carnegie, Pennsylvania 15106. The telephone number is (412) 276-2424.

The Mutual Holding Company

         The Company is a majority-owned subsidiary of the MHC. The Company, the MHC, and the Bank are each subject to regulations of the Office of Thrift Supervision (the "OTS") of the Department of the Treasury. Pursuant to OTS regulations governing mutual holding companies, the MHC must at all times own more than 50% of the outstanding voting stock of the Company. As the majority (60%) owner of the Company, the MHC elects directors who oversee the affairs and operations of the Company. The MHC currently does not engage in any business activity other than to hold the majority of Company Common Stock and to invest a small amount of funds retained at the MHC. At March 31, 2003, the MHC's assets primarily consisted of a majority ownership interest in the Company and approximately $98,000 in assets, consisting of $95,000 in interest-earning assets and $3,000 in prepaid expenses. The MHC had no liabilities at March 31, 2003.

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

Lending Activities

         General. At March 31, 2003, the Company's net portfolio of loans receivable totaled $39.7 million, as compared to $45.9 million at March 31, 2002. Net loans receivable comprised 25.2% of Company total assets and 48.5% of total deposits at March 31, 2003, as compared to 29.6% and 58.4%, respectively, at March 31, 2002. The principal categories of loans in the Company's portfolio are one- to four-family and multi-family residential real estate loans, commercial real estate loans (including farms), government agency guaranteed and/or insured real estate loans and SBA and other government guaranteed consumer and commercial loans. At March 31, 2003, net government agency guaranteed or insured loans comprised 48.2% of the Company's net loan portfolio. At March 31, 2003, there were no mortgage loans categorized as held-for-sale.

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

                                                                       At March 31,
                                                           --------------------------------------
                                                                2003                   2002
                                                           ---------------      -----------------
                                                                  (Dollars in thousands)
Type of Loans:
Real Estate:
  One- to four-family...................................  $15,130     38.1%     $15,553      33.8%
  Government agency guaranteed and/or insured...........   13,156     33.1       14,485      31.5
  Multi-family..........................................    1,678      4.2        2,532       5.5
  Commercial*...........................................    3,346      8.4        5,701      12.4
Consumer and commercial loans:
  SBA guaranteed........................................    5,462     13.8        6,168      13.4
  Other government agency guaranteed....................      318       .8          832       1.8
  Savings account.......................................      472      1.2          378        .8
  Other.................................................      148       .4          364        .8
                                                           ------    -----       ------     -----
      Total loans.......................................   39,710    100.0%      46,013     100.0%
                                                                     =====                  =====
Add (deduct):...........................................
  Premium/discount......................................      396                   305
  Deferred loan origination fees and costs..............       (9)                  (28)
  Allowance for loan losses.............................     (425)                 (425)
                                                          -------               -------
      Loans receivable, net.............................  $39,672               $45,865
                                                          =======               =======

---------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

         Loan Maturity Table. The following table sets forth the remaining contractual maturities of the Company's loan portfolio at March 31, 2003. The table does not include the effect of future prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $13.0 million and $16.2 million for the years ended March 31, 2003 and 2002, respectively. Adjustable rate loans are shown as maturing based on contractual maturities. Loans on demand are reported as due within three months.

                                                 Government
                                                   Agency
                                     1-4         Guaranteed   Multi-family        SBA and        Other
                                    Family         and/or          and             Other       Consumer
                                     Real         Insured      Commercial       Government        and
                                    Estate      Real Estate   Real Estate*      Guaranteed    Commercial       Total
                                    ------      -----------   ------------      ----------    ----------       -----
                                                                      (In Thousands)
Amounts Due:
Within 3 months................   $     2         $     --        $    --         $    16         $ 472      $   490
3 months to 1 Year.............        --               --             --              12            --           12
After 1 year:
  1 to 3 years.................        25               --             41             306            --          372
  3 to 5 years.................       180              571            112             169            --        1,032
  5 to 10 years................     1,532              328            519             364           148        2,891
  10 to 20 years...............     4,248            4,873          2,457           2,916            --       14,494
  Over 20 years................     9,143            7,384          1,895           1,997            --       20,419
                                  -------         --------        -------         -------         -----      -------
Total due after one year.......    15,128           13,156          5,024           5,752           148       39,208
                                  -------         --------        -------         -------         -----      -------
Total amount due...............    15,130           13,156          5,024           5,780           620       39,710
Add or (deduct):
Allowance for loan losses......      (150)             (15)          (253)             (3)           (4)        (425)
Deferred loan fees.............        (2)              --             (7)             --            --           (9)
Premium (discount).............       206              171            (14)             33            --          396
                                  -------         --------        -------         -------         -----      -------
Loans receivable, net..........   $15,184         $ 13,312        $ 4,750         $ 5,810         $ 616      $39,672
                                  =======         ========        =======         =======         =====      =======

------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."


         The following table sets forth at March 31, 2003, the dollar amount of all loans contractually due after March 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

                                                Fixed Rates  Adjustable Rates        Total
                                                -----------  ----------------        -----
                                                              (In Thousands)
One- to four-family..........................    $ 13,492        $ 1,636         $ 15,128
Government agency guaranteed and/or
  insured real estate........................      12,467            689           13,156
Multi-family and commercial real estate*.....       3,743          1,281            5,024
SBA guaranteed...............................       3,668          1,780            5,448
Other government guaranteed..................          66            238              304
Other consumer and commercial................          26            122              148
                                                 --------        -------         --------
Total........................................    $ 33,462        $ 5,746         $ 39,208
                                                 ========        =======         ========

------------------
* Includes farm real estate loans. See "Multi-family and Commercial Real Estate Loans."

         The following table sets forth the Company's total loan originations, purchases, and principal repayments for the periods indicated. There were no loan sales.



                                                          Year Ended March 31,
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------
                                                              (In Thousands)

Total gross loans receivable at
   beginning of period ...........................      $ 46,013       $ 49,992
                                                        ========       ========

Loans originated:
  One- to four-family real estate ................      $     --       $     97
  Other consumer and commercial ..................           399            272
                                                        --------       --------
Total loans originated ...........................      $    399       $    369
                                                        ========       ========

Loans purchased:
  One- to four-family real estate ................      $  3,102       $  4,239

  Guaranteed and/or insured real estate ..........         2,542          6,591
  SBA guaranteed .................................           687          1,049
                                                        --------       --------
Total loans purchased ............................      $  6,331       $ 11,879
                                                        ========       ========

Less:
  Transfer to real estate owned ..................      $     28       $     --
  Loan principal repayments ......................        13,005         16,227
                                                        --------       --------
Total transfers and principal repayments .........      $ 13,033       $ 16,227
                                                        --------       --------
Net loan activity ................................        (6,303)        (3,979)
                                                        ========       ========
Total gross loans receivable at end
    of period ....................................      $ 39,710       $ 46,013
                                                        ========       ========

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

         Adjustable rate mortgage loans decrease the risks associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the adjustable rate mortgage loan documents and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2003, $1.6 million of the Company's one- to four-family loan portfolio had adjustable rates of interest.

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

         During the year ended March 31, 2003, the Company purchased $3.1 million one- to four-family fixed rate mortgages. The Company did not originate any one- to four-family mortgages during the year ended March 31, 2003.

         Government Agency Guaranteed and/or Insured Real Estate. The Company acquires Farm Service Agency ("FSA") and United States Department of Agriculture ("USDA") commercial loans including farms, Federal Housing Administration ("FHA") and Government National Mortgage Association ("GNMA") project loans, and other FHA and Veterans Administration ("VA") loans from approved dealers. During the year ended March 31, 2003, the Company purchased whole loans or a participating interest of approximately $1.2 million in USDA commercial loans (including farms), $104,000 in GNMA project loans and $1.2 million in FHA one- to four-family fixed rate loans.

         Of the $13.2 million balance of government guaranteed loans at March 31, 2003, FSA and USDA, FHA and GNMA project, FHA, and VA loans amounted to $7.3 million, $3.0 million, $2.6 million, and $271,000, respectively.

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

         During the year ended March 31, 2003, the Company did not purchase any loans from AgChoice, however, AgChoice continues to service approximately $2.6 million real estate mortgage loans and $78,000 agricultural loans.

         Loans secured by commercial (including farms) and multi-family real estate are generally larger and involve a greater degree of risk than one- to four-family mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness, the feasibility and cash flow potential of the project, and the outlook for successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. However, the Company believes that the higher yields and shorter terms compensate the Company for the increased credit risk associated with such loans. Furthermore, in accordance with the Company's classification of assets policy and procedure, the Company requests annual financial statements on major loans secured by commercial and multi-family real estate. At March 31, 2003, the largest multi-family real estate loan totaled $457,000 and consisted of five apartment buildings containing an aggregate of 36 units, located in Pittsburgh, Pennsylvania. The Company's largest non-government guaranteed or insured commercial real estate loan totaled $1.1 million at March 31, 2003, and consisted of an office building located in Carnegie, Pennsylvania. See also "Loans to One Borrower."

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

         During the year ended March 31, 2003, the Company purchased $687,000 SBA loans. At March 31, 2003, the Company's SBA mortgages totaled $5.5 million.

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

         During the year ended March 31, 2003, the Company did not purchase agricultural loans. At March 31, 2003, the Company's agricultural loans totaled $318,000, all of which were government guaranteed loans.

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

         Loan Servicing. The Company services the loans it originates. The Company also services a small number of loans for another institution. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard, flood, and mortgage insurance premiums, are maintained in escrow accounts at the Company. The Company does not service any of the loans it purchases as such loans are primarily purchased on a servicing released basis. The Company does, however, monitor the servicers of purchased loans to ensure accurate and timely payments. At March 31, 2003, the Company had $33.3 million of its total loan portfolio serviced by others and $6.4 million were serviced by the Company.

         Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 45 days of the date of issuance. The Company charges no commitment fees or points to lock in rates or to secure commitments. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended beyond the 45 day limit. At March 31, 2003, the Company had no outstanding commitments to originate loans. The Company had $2.3 million outstanding commitments to purchase loans.

         Loans to One Borrower. Federal regulations limit loans-to-one borrower or an affiliated group of borrowers in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Company. The Company is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At March 31, 2003, the Company was in compliance with applicable loans-to-one borrower limitations.

         At March 31, 2003, the Company's largest non-government guaranteed or insured lending relationship was $1.5 million. This relationship consisted of two loans secured by two office buildings located in Carnegie, Pennsylvania. The second largest lending relationship consisted of three loans totaling $946,000 secured by five apartment buildings containing an aggregate of 36 units located in Pittsburgh, Pennsylvania, a 7 unit apartment building in Crafton Borough, Pennsylvania, and 14 and 4 unit apartment buildings in Carnegie Borough, Pennsylvania The third largest lending relationship consisted of five loans totaling $841,000 secured by apartment buildings located in South Fayette Township and Crafton Borough, Pennsylvania. At March 31, 2003, these loans were performing in accordance with their terms.

Non-Performing and Problem Assets

         Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 30 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the mortgage. If payment is still delinquent after approximately 60 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Late charges are also imposed in accordance with the mortgage. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, the account is turned over to an attorney for collection or foreclosure and the borrower is notified when foreclosure has commenced. At March 31, 2003, loans past due greater than 90 days totaled $47,000 or .03% of the Company's $157.3 million total assets.

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

                                                              At March 31,
                                                            ----------------
                                                             2003      2002
                                                             ----      ----
                                                         (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family.............................          $  --     $  --
  Government agency guaranteed and/or
    insured real estate...........................             --        --
  Multi-family and commercial*....................             --        --


Non-mortgage loans:
  SBA and other government
    guaranteed and/or insured.....................             --        --
  Other consumer and commercial...................             --        --
                                                            -----     -----
Total.............................................          $  --     $  --
                                                            =====     =====
Accruing loans which are contractually past
due 90 days or more:
Mortgage loans:
  One- to four-family.............................          $  47     $  27
  Government agency guaranteed and/or
    insured real estate...........................             --        86
  Multi-family and commercial*....................             --        --
Non-mortgage loans:
  Other government guaranteed
    and/or insured................................             --        --
  Other consumer and commercial...................             --        --
                                                            -----     -----
Total.............................................          $  47     $ 113
                                                            =====     =====
Total non-accrual and accrual loans...............          $  47     $ 113
                                                            =====     =====
Real estate owned.................................          $  28     $  --
                                                            =====     =====
Total non-performing assets.......................          $  75     $ 113
                                                            =====     =====

Total non-performing loans to net loans...........            .12%      .25%
                                                            =====     =====

Total non-performing loans to total assets........            .03%      .07%
                                                            =====     =====

Total non-performing assets to total assets.......            .05%      .07%
                                                            =====     =====

---------------
*    Includes farm real estate loans.

         There are no loans accounted for on a non-accrual basis; therefore, all interest was recorded and included in the Company's interest income for the year ended March 31, 2003.

         The Company's three largest non-performing loans are secured by single-family properties, all of which are located in Carnegie Borough, Pennsylvania.

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

         In accordance with its classification of assets policy, the Company regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at March 31, 2003, the Company had classified $48,000 of loans as substandard and no loans were classified as doubtful, loss, or special mention. The Company also classified as substandard a $28,000 real estate owned single-family dwelling. This property represents the largest classified asset of the Company.

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

         At March 31, 2003, the Company's allowance for loan losses totaled $425,000 or 1.07% of net loans receivable and 904.3 % of non-performing loans, as compared to $425,000 or .93% of net loans receivable and 376.1% of non-performing loans at March 31, 2002.

         Analysis of Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:


                                                            At March 31,
                                                       -----------------------
                                                         2003           2002
                                                       --------       --------
                                                      (Dollars in Thousands)

Total loans outstanding, net .....................     $ 39,672       $ 45,865
                                                       ========       ========
Average loans outstanding, net ...................     $ 43,156       $ 48,668
                                                       ========       ========

Allowance balances (at beginning of  period) .....     $    425       $    425
Provision:
   One- to four-family residential ...............           14             41
   Government agency guaranteed and/or
       insured real estate .......................           (1)
   Multi-family and commercial real estate* ......          (13)           (41)
   SBA and other guaranteed ......................            2
   Consumer and commercial .......................           (2)            --
Charge-offs:
   One- to four-family residential ...............           --             --
   Multi-family and commercial real estate* ......           --             --
   Consumer and commercial .......................           --             --
Recoveries:
   One- to four-family residential ...............           --             --
   Multi-family and commercial real estate* ......           --             --
   Consumer and commercial .......................           --             --
                                                       --------       --------
Allowance balance (at end of period) .............     $    425       $    425
                                                       ========       ========
Allowance for loan losses as a percent
     of total loans outstanding ..................         1.07%           .93%
Net loans charged off as a percent of
     average loans outstanding ...................           --%            --%

-------------
*    Includes farm real estate loans.

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

                                                                   At March 31,
                                                  -------------------------------------------------
                                                         2003                      2002
                                                  -----------------------   -----------------------
                                                              Percent of                Percent of
                                                               Loans in                  Loans in
                                                                 Each                      Each
                                                             Category to                Category to
                                                   Amount    Total Loans     Amount     Total Loans
                                                   ------    -----------     ------     -----------
                                                             (Dollars in Thousands)
Loan Type:
  One- to four-family real estate..............   $ 150            38.1%      $ 136         33.8%
  Government agency guaranteed
     and/or insured real estate................      15            33.1          16         31.5
  Multi-family and commercial real estate*.....     253            12.6         266         17.9
  SBA and other guaranteed.....................       3            14.6           1         15.2
  Other consumer and commercial ...............       4             1.6           6          1.6
                                                  -----           -----       -----        -----
Total..........................................   $ 425           100.0%      $ 425        100.0%
                                                  =====            ====       =====         ====

------------
*    Includes farm real estate loans.


         Real Estate Owned. Real estate acquired by the Company as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired, it is recorded at the lower of the cost or fair value at the date of acquisition and any write down resulting therefrom is charged to the allowance for losses on real estate owned. All costs incurred in maintaining the Company's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. At March 31, 2003, the Company's real estate owned totaled $28,000 and consisted of a single-family dwelling located in Charleroi, Pennsylvania.

Investment Activities of the Company

         Investment Securities. At March 31, 2003, the Company's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, state, county and municipal obligations, mortgage-backed and asset-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits (up to six months), as well as investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments.

         The Company's investment portfolio at March 31, 2003 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies.

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

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment and mortgage-backed securities portfolio, short-term investments, and FHLB stock at the dates indicated. At March 31, 2003, the market value of the Company's investment securities portfolio and mortgage-backed securities portfolio were $8.5 million and $97.6 million, respectively.


                                                               At March 31,
                                                          ----------------------
                                                             2003         2002
                                                          ---------     --------
                                                              (In Thousands)

Investment securities held to maturity:
  U.S. Agency securities .............................     $  7,407     $ 12,421
  Asset-backed securities* ...........................          351        4,308
  State, county and municipal obligations ............          408          507
  Other investment securities ........................          190          185
                                                           --------     --------
   Total investment securities held to maturity ......        8,356       17,421
Interest-bearing deposits ............................        3,800        4,047
FHLB stock ...........................................        2,879        2,400
Mortgage-backed securities held to maturity ..........       95,305       78,064
                                                           --------     --------
        Total investments ............................     $110,340     $101,932
                                                           ========     ========

---------------
*    Asset-backed securities consist of FNMA, FHLMC and GNMA guaranteed REMICs.

         The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company's investment and mortgage- backed securities portfolio at March 31, 2003.

                                                 After One Year   After Five Years
                               Within One Year Through Five Years Through Ten Years After Ten Years   Total Investment Securities
                               --------------- ------------------ ----------------- ---------------   ---------------------------
                              Carrying Average Carrying  Average  Carrying Average  Carrying Average  Carrying Average     Market
                               Value    Yield   Value    Yield     Value   Yield     Value   Yield     Value   Yield       Value
                               -----    -----   -----    -----     -----   -----     -----   -----     -----   -----       -----
                                                               (Dollars in Thousands)
U.S. Agency Obligations.......  $ 15     5.37%   $  83     6.13%  $   103   3.94%  $  7,206   4.53%  $  7,407   4.54%    $  7,483
State, county and municipal
  obligations.................    --       --      150     7.00       100   6.75        158   7.36        408   7.08          435
Asset-backed securities.......    --       --       --       --        --     --        351   5.80        351   5.80          362
Mortgage-Backed Securities....    34     6.03      291     7.16     1,038   7.53     93,942   5.15     95,305   5.18       97,570
Other Investments.............    --       --       --       --        --     --        190   6.13        190   6.13          185
                                ----             -----            -------          --------          --------            --------
  Total.......................  $ 49     5.82%   $ 524     6.95%  $ 1,241   7.17%  $101,847   5.12%  $103,661   5.15%    $106,035
                                ====     ====    =====     ====   =======   ====   ========   ====   ========   ====     ========

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

         Deposit Portfolio. Deposits in the Company at March 31, 2003, were represented by various types of deposit programs described below.


                               Original        Interest     Minimum            Balance at         Percentage of
Category                        Term            Rate(1)  Balance Amount      March 31,2003(2)     Total Deposits
--------                        ----            -------  --------------      ----------------     --------------

NOW Accounts                  None               0.70%         $    200         $   3,653                4.46%
Non-Interest Checking         None                  --              200             1,199                1.46
Passbook Accounts             None                2.00               10            20,568               25.13
Money Market Accounts         None                1.50            1,000             3,962                4.84

Certificates of Deposit:

Fixed Term, Fixed Rate        1-3 Months          1.30            1,000                21                 .03
Fixed Term, Fixed Rate        4-6 Months          1.60            1,000             5,841                7.14
Fixed Term, Fixed Rate        7-12 Months         2.00              500             9,994               12.21
Fixed Term, Fixed Rate        13-24 Months        2.10              500             4,416                5.40
Fixed Term, Fixed Rate        25-36 Months        3.00              500             5,302                6.48
Fixed Term, Fixed Rate        37-48 Months        3.80              500             1,529                1.87
Fixed Term, Fixed Rate        49-120 Months       4.20              500             9,268               11.32
Fixed Term, Variable Rate     18 Months           1.16              100               198                 .24
Jumbo Certificate             Various          Various         $100,000            15,891               19.42
                                                                                 --------              ------
                              Total Deposits                                     $ 81,842              100.00%
                                                                                 ========              ======

-------------
(1)  Interest rate offerings as of March 31, 2003.
(2)  In thousands.

The following table sets forth the amounts of certificates of deposit classified by rate at the dates indicated.


                                                           As of March 31,
                                                      -----------------------
                                                        2003          2002
                                                      --------      --------
                                                            (In Thousands)
Interest Rate
1.00-1.99%.........................................   $  4,137      $     --
2.00-2.99 .........................................     13,209         5,849
3.00-3.99 .........................................     11,831        11,261
4.00-4.99 .........................................      9,260         8,300
5.00-5.99 .........................................      7,601        15,520
6.00-6.99..........................................      4,816         8,342
7.00-7.99 .........................................      1,606         1,735
                                                      --------      --------
     Total ........................................   $ 52,460      $ 51,007
                                                      ========      ========


The following table sets forth the amount and maturities of certificates of deposit at March 31, 2003.


                                         Amount Due
                  --------------------------------------------------------------
                  On or before  On or before   On or before    After
                     March 31,     March 31,      March 31,  March 31,
Interest Rate        2004          2005          2006          2006        Total
-------------        ----          ----          ----          ----        -----
                                      (In Thousands)

1.00-1.99%.......     $  3,962       $   175     $    --      $    --   $  4,137
2.00-2.99........       12,098           698         413           --     13,209
3.00-3.99........        8,522         2,124         955          230     11,831
4.00-4.99........        5,673           586       1,069        1,932      9,260
5.00-5.99........        2,419         1,185         444        3,553      7,601
6.00-6.99........        1,296           601       1,001        1,918      4,816
7.00-7.99........           --           760         688          158      1,606
                      --------       -------     -------      -------   --------
     Total.......     $ 33,970       $ 6,129     $ 4,570      $ 7,791   $ 52,460
                      ========       =======     =======      =======   ========


         Jumbo Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2003. The bank has never used brokered deposits.

                                                               Jumbo
                                                           Certificates
Maturity Period                                             of Deposit
---------------                                             ----------
                                                          (In Thousands)
Within three months...................................        $  3,044
Three through six months..............................           4,556
Six through twelve months.............................           4,798
Over twelve months....................................           3,493
                                                              --------
     Total                                                    $ 15,891
                                                              ========

         Savings Deposit Activity. The following table sets forth the savings activities of the Company for the periods indicated:


                                                 Year Ended March 31,
                                             ---------------------------
                                                2003               2002
                                                ----               ----
                                                  (In Thousands)
Net increase
  before interest credited............       $ 1,006            $ 2,384
Interest credited.....................         2,316              2,737
                                             -------            -------
Net increase in
  savings deposits....................       $ 3,322            $ 5,121
                                             =======            =======


Borrowings

         The Company may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Company's stock in the FHLB of Pittsburgh and a portion of the Company's mortgage-backed securities portfolio. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. For the period ended March 31, 2003, the effective annualized cost of borrowings from the FHLB was 5.54%. The Company has no short-term borrowings.


Bank Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At March 31, 2003, the Bank was authorized to invest up to $3.2 million or 2% of its assets. At March 31, 2003, the Bank had one wholly-owned subsidiary, Fedcar, Inc. ("Fedcar").

         Fedcar is a Pennsylvania corporation organized in 1973 and is currently inactive. At March 31, 2003, Fedcar had total assets, liabilities, and equity of $19,000, $0, and $19,000, respectively.


Personnel

         As of March 31, 2003, the Company had 16 full-time employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. For the year ended March 31, 2003, the Bank's federal deposit insurance premium expense totaled approximately $13,000.

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

         The capital regulations also incorporated an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At March 31, 2003, the Bank met each of its capital requirements.


         The following table presents the Bank's capital position at March 31, 2003.



                                Actual    Required    Excess   Actual   Required
                                Capital    Capital    Amount   Percent   Percent
                                -------    -------    ------   -------   -------
                                             (Dollars in thousands)

Tangible..................      $22,988     $2,358    $20,630  14.62%     1.50%
Core (Leverage)...........      $22,988     $4,716    $18,272  14.62%     3.00%
Risk-based................      $23,413     $3,160    $20,253  59.27%     8.00%


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

Qualified Thrift Lender Test

         Savings institutions must meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of March 31, 2003, qualified thrift investments of the Bank were approximately 92.56% of its portfolio assets, and therefore in compliance with the OTS requirement.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At March 31, 2003, the Bank had outstanding advances of $48.0 million from the FHLB of Pittsburgh.

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

Federal Reserve System

         The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. At March 31, 2003, the Company was in compliance with this requirement.

         Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System. The Company had no borrowings from the Federal Reserve System at March 31, 2003.

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

Item 2.  Description of Property.
-------  ------------------------

         (a) Properties. Currently, the Company operates from its main office in Carnegie, Pennsylvania and branch offices in McKees Rocks and Washington, Pennsylvania. The Company owns its main office facility as well as its Washington branch office. The current lease for the McKees Rocks branch expires March 25, 2010, with a monthly renewal option thereafter. At March 31, 2003, the total net book value of the Company's investment in premises and equipment was approximately $505,000.

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

         (c)  Description of Real Estate and Operating Data.

               Not Applicable.

Item 3.  Legal Proceedings
-------  -----------------

         There are various claims and lawsuits in which the Company is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business.

         In February 2003, the Company's subsidiary, First Carnegie Deposit, was served as a defendant in a lawsuit regarding a previously completed sale of foreclosed real estate and sheriff sales of two other properties resulting from a deficiency judgment in connection therewith. The complaint (Civil Action No.:
GD00-8816) was filed on February 28, 2003 in the Court of Common Pleas of Allegheny County, Pennsylvania, Civil Division. The complaint contains causes of action against First Carnegie Deposit for Statutory Damages Pursuant to 42 PA C.S.A. Sec. 8104 (Count I), Wrongful Use of Civil Proceedings Pursuant to 42 PA C.S.A. Sec. 8351 (Count II), Abuse of Civil Process (Count III), Conversion (Count IV) and Civil Conspiracy (Count V). The plaintiffs seek damages for the costs to defend the prior litigation related to the foreclosure and sheriff sales of properties owned by the plaintiffs, loss of reputation, loss of use of their properties and extreme emotional distress, as well as punitive damages. The Company is unable to express an opinion as to the outcome of this lawsuit or any potential loss to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         Not Applicable.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
-------  -----------------------------------------------------------------------
         Matters
         -------

         The information contained under the sections captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the year ended March 31, 2003 (the "Annual Report") is incorporated herein by reference. The Annual Report is included as Exhibit 13 to this Form 10-KSB.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

         The required information is contained in the sections captioned "Average Balance Sheet, Interest Rates, and Yield", "Rate/Volume Analysis" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 7.  Financial Statements
-------  --------------------

         The Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                                                           PAGE

Independent Auditors' Report...............................................   12

Consolidated Statements of Financial Condition
    as of March 31, 2003 and 2002..........................................   13

Consolidated Statements of Income and Comprehensive Income
    for the Years Ended March 31, 2003 and 2002............................   14

Consolidated Statements of Stockholders' Equity for the Years Ended
    March 31, 2003 and 2002................................................   15

Consolidated Statements of Cash Flows for the Years
    Ended March 31, 2003 and 2002..........................................   16

Notes to Consolidated Financial Statements.................................   17

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
------- ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

         The Company Common Stock is registered pursuant to Section 12(g) of the Exchange Act. The executive officers and directors of the Company and beneficial owners of greater than 10% of Company Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the SEC disclosing changes in beneficial ownership of the Company Common Stock. The Company's Proxy Statement and Annual Report on Form 10-KSB must disclose the failure of an executive officer, director or 10% beneficial owner of the Company's Common Stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company's review of such ownership reports, none of the executive officers and/or directors of the Company failed to file such ownership reports on a timely basis during the fiscal year ended March 31, 2003, other than Renaloy Senules who filed Form 3 late following the death of her husband, Alexander J. Senules.

Item 10.  Executive Compensation
--------  ----------------------

         Summary Compensation Table. The following table sets forth certain information as to the total remuneration received by the chief executive officer. No other executive officer received total annual salary and bonus in excess of $100,000 during the fiscal years ended March 31, 2003, 2002 and 2001.


                                       Annual Compensation
                               -----------------------------------
                      Fiscal
      Name and         Year                         Other Annual     All Other
Principal Position    Ending    Salary      Bonus  Compensation(1) Compensation
------------------    ------    ------      -----  --------------- ------------

Walter G. Kelly       2003     $163,658   $33,816        $51,232     $  4,359(2)
President and CEO     2002     $161,878   $36,000        $34,155     $ 49,884(3)
                      2001     $154,262   $33,000        $ 6,210     $ 52,296(4)

------------------
(1) Does not include the value of certain benefits which do not exceed 10% of Mr. Kelly's total salary and bonus. For fiscal 2003, includes $51,232 cash dividends on unexercised stock shares. For fiscal 2002, includes $34,155 cash dividends on unexercised stock shares. For fiscal 2001, includes $388 in cash dividends on unvested restricted shares and $5,822 cash dividends on unexercised stock shares.
(2) Consists of $1,806 for insurance benefits and $2,553 for PS58 costs. Does not include accruals made pursuant to the SERP. See "Supplemental Executive Retirement, Plan."
(3) Consists of 3,873 shares of Common Stock allocated under the ESOP during fiscal 2002 with a market value of $12.88 per share at March 31, 2002. Does not include accruals made pursuant to the SERP. See "Supplemental Executive Retirement Plan."
(4) Consists of 6,537 shares of Common Stock allocated under the ESOP during fiscal 2001 with a market value of $8.00 per share at March 31, 2001. Does not include accruals made pursuant to the SERP. See "Supplemental Executive Retirement Plan."

         Employment Agreements. The Bank has entered into an employment agreement ("agreement") with Walter G. Kelly, its President and Chief Executive Officer. The agreement is for a term of three years with a minimum base salary of $172,702. It may be extended quarter by quarter by the Board of Directors upon a determination of satisfactory performance within the Board's sole discretion. The agreement provides that Mr. Kelly may be terminated by the Bank for "just cause" as defined in the agreement. If the Bank terminates him without just cause, he will be entitled to a continuation of salary from the date of termination through the remaining term of the agreement. The agreement contains a provision stating that in the event of involuntary termination of employment in connection with any change in control of the Bank or Company, Mr. Kelly will be paid in a lump sum generally equal to 2.99 times his prior five-year average taxable compensation. Had the Bank terminated Mr. Kelly in connection with a change in control as of March 31,

2003, Mr. Kelly would be entitled to a payment of approximately $698,000. The aggregate payments that would be made would be an expense to the Company, and would reduce the Company's net income and capital. The Bank has virtually an identical employment agreement with another executive officer. Had the Bank terminated that employee in connection with a change in control as of March 31, 2003, the employee would be entitled to a payment of approximately $338,000.

         Supplemental Executive Retirement Plan. The Bank has adopted an unfunded supplemental retirement plan ("SERP") for the benefit of Walter G. Kelly, President, and another executive officer. The purpose of the SERP is to attract and retain executives and key employees by providing additional retirement benefits to supplement the other retirement benefits provided to all employees. The targeted level of retirement benefits under the SERP are calculated as 80% of the final average compensation (as defined in the SERP), as adjusted to take into account certain other retirement benefits. In December 1999, the plan was amended to only consider calendar years 1999 and earlier in the computation of final average compensation. In December 2000, the plan was amended to add as another payment form the option of receiving a distribution of benefits in a lump-sum payment. In September 2001, the plan was amended to define the term "attained age" and to reduce the offset of the participant's benefits for benefit under the Bank's defined benefit pension plan. The SERP provides that the Bank will pay the benefits under the SERP in one of the following: a single life annuity, joint and 50% survivor annuity, joint and 100% survivor annuity, term certain annuity or a lump-sum payment. Upon receipt of payment of benefits, the participant will recognize taxable ordinary income in the amount of such payments received and the Company will be entitled to recognize a tax-deductible compensation expense at that time for tax return purposes. Benefits under the SERP are immediately payable upon death or disability of the participant, or upon the termination of the participant (other than for cause), after obtaining 20 years of credited service. During the years ended March 31, 2003 and 2002, the Company's Director's Retirement Plan and SERP expenses totaled approximately $566,000 and $419,000, respectively.

         Stock Compensation Programs. The following table sets forth information concerning options granted to the named executive.

                                                                  Number of Securities
                                                                 Underlying Unexercised       Value of Unexercised In-
                                                                       Option/SARs             The-Money Option/SARs
                     Shares Acquired                                at FY-End (#)(2)              at FY-End ($)(3)
        Name           on Exercise      Value Realized ($)(1)   Exercisable/Unexercisable    Exercisable/Unexercisable
        ----           -----------      ---------------------   -------------------------    -------------------------
Walter G. Kelly            --                     --                   38,812 / --                $287,985  /   --


----------------
(1) Market value of the underlying securities at the date of exercise minus the exercise price, multiplied by the number of underlying securities.
(2)  The options in this table have an exercise price of $6.83.
(3) Market value of the underlying securities at fiscal year-end minus the exercise price, multiplied by the number of underlying securities. Based upon the closing price of the Common Stock as of March 31, 2003 of $14.25 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

         (a)  Security Ownership of Certain Beneficial Owners

         Persons and groups owning in excess of five percent of the Company Common Stock are required to file certain reports with the Securities and Exchange Commission (the "SEC") regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). The following table sets forth, as of the Record Date, the shares of Company Common Stock beneficially owned by each person who was the beneficial owner of more than five percent of the outstanding shares of Company Common Stock, based solely upon information supplied to the Company by the Company's stock transfer agent and the filings required pursuant to the Exchange Act.

Name and Address                                         Percent of Shares of
of Beneficial Owner                Number of Shares     Common Stock Outstanding
-------------------                ----------------     ------------------------

Skibo Bancshares, M.H.C.
242 East Main Street                  1,897,500                    60.2%
Carnegie, Pennsylvania  15106

         (b)      Security Ownership of Management

         The following table sets forth, for the nominee and each director continuing in office, his name, age, the year he first became a director, the year in which his current term will expire and the number of shares and percentage of Company Common Stock beneficially owned as of June 20, 2003. The table also sets forth the number of shares and percentage of Company Common Stock beneficially owned by all directors and executive officers as a group as of June 20, 2003.


                                                                                 SHARES OF
                                           YEAR FIRST           CURRENT         COMMON STOCK       PERCENT
                                           ELECTED OR            TERM           BENEFICIALLY       OF CLASS
NAME                          AGE          APPOINTED            EXPIRES            OWNED               %
----                          ---          ---------            -------            -----           --------
                                             BOARD NOMINEE FOR TERMS TO EXPIRE IN 2006

John C. Burne                  76             1998                2003             35,850 (1)(2)       1.1

                                             DIRECTORS CONTINUING IN OFFICE

John T. Mendenhall, Jr.        54             1998                2004             24,675 (1)(2)        *

Walter G. Kelly                57             2002                2005            106,425 (3)          3.4

Renaloy  J. Senules            66             2002                2005             53,864 (1)(2)       1.7

All Executive Officers
and Directors as a
Group (5 persons)              --               --                  --            302,193 (4)          9.6

--------------
 *       Less than 1%.
(1) Includes options to purchase 10,867 shares of Company Common Stock that may be exercised within 60 days of June 20, 2003 under the 1998 Stock Option plan (the "Stock Option Plan").
(2) Excludes 143,273 shares of Company Common Stock held under the employee stock ownership plan (the "ESOP") for which such individual serves as either a member of the ESOP Committee or as an ESOP Trustee. Such individual disclaims beneficial ownership with regard to shares held in a fiduciary capacity. The Board of Directors has appointed Messrs. Mendenhall and Burne and Mrs. Senules to serve on the ESOP Committee and to serve as ESOP Trustees. The ESOP Committee or the Board instructs the ESOP Trustee regarding investment of ESOP plan assets. The ESOP Trustees must vote all shares allocated to participant accounts under the ESOP as directed by ESOP participants. Shares for which no timely voting direction is received will be voted by the ESOP Trustees as directed by the Board or the ESOP Committee. As of June 20, 2003, the entire 143,273 shares had been allocated under the ESOP to participant accounts.
(3) Includes 38,812 shares of Company Common Stock that may be acquired through options that are exercisable within 60 days of June 20, 2003 and 30,215 shares of Company Common Stock allocated to the account of Mr. Kelly under the ESOP.
(4) Includes options to purchase 102,740 shares of Company Common Stock that may be exercised within 60 days of June 20, 2003 to purchase shares of Company Common Stock under the Stock Option Plan. Includes 47,598 shares of Company Common Stock held by the ESOP and allocated to executive officers (2 persons) of the Company.

         (c) Change in Control

              Not Applicable.

         (d)  Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is  information  as of March 31,  2003 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                           EQUITY COMPENSATION PLAN INFORMATION

                                                (a)                  (b)                               (c)

                                         Weighted-average        Number of securities           Number of securities
                                         to be issued upon        exercise price of       remaining available for future
                                            exercise of              outstanding              issuance under equity
                                       outstanding options,       options, warrants       compensation plans (excluding
                                        warrants and rights          and rights           securities reflected in column (a))
                                        -------------------      ------------------       -----------------------------------
Equity compensation plans
approved by shareholders (1)........          142,535                   $ 6.83                           0

Equity compensation plans
not approved by shareholders........            n/a                       n/a                           n/a
                                              -------                   ------                          ---
     TOTAL..........................          142,535                   $ 6.83                           0
                                              =======                   ======                          ===

-----------------
(1) Represents options granted under the 1998 Stock Option Plan, which was approved by stockholders on April 16, 1998.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The following table sets forth the indebtedness of executive officers, directors, and members of the immediate family of an executive officer or director who are or were indebted to the Bank at any time since March 31, 2001 in an aggregate amount in excess of $60,000 and whose loans were made pursuant to the benefit and compensation program.

                                                               Largest Amount
                                                             Outstanding Since     Balance at     Interest
Name and Position            Date of Loan     Type of Loan     March 31, 2001    March 31, 2003     Rate
-----------------            ------------     ------------     --------------    --------------     ----
Renaloy J. Senules                               First
Director                       02/10/97         Mortgage          $249,536          $237,403       6.25%*

John C. Burne                                    First
Chairman of the Board          02/03/97         Mortgage          $146,282          $     --       6.25%*

Walter G. Kelly                                  First
President and Chief            02/03/97         Mortgage          $124,254          $     --       6.25%*
Executive Officer

---------------
* The prevailing market rate was 1.5% above the rate charged. All other mortgage loans were made at the prevailing market rate when originated.

Item 13.  Exhibits, List and Reports on Form 8-K
--------  --------------------------------------

         (a)  Exhibits

              3.1   Charter of Skibo Financial Corp.(1)

              3.2   Bylaws of Skibo Financial Corp.(1)

              10.1  Supplemental Executive Retirement Plan (2)

              10.2  Directors' Retirement Plan (2)

              10.3  Employment Agreements (3)

              10.4  1998 Stock Option Plan (1)

              10.5  1998 Restricted Stock Plan (1)

              10.6  Skibo Financial Corp. Compensation Plan (4)

              13 Annual Report to Stockholders for Fiscal Year Ended March 31, 2003 (Only those portions incorporated by reference in this document are deemed filed.)

              21    Subsidiaries of the Registrant

              23    Consent of Stokes  & Hinds, LLC

              99 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                    None

Item 14.  Controls and Procedures
--------  -----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Principal Accountant Fees and Services
--------  --------------------------------------

         Audit Fees. The aggregate fees billed for professional services rendered by the independent auditors for the audit of the Company's annual financial statements and for the review of the financial statements in the Company's Form 10-QSB filings for the years ended March 31, 2003 and 2002 were $31,850 and $30,975, respectively.

         Audit-Related Fees. No audit-related fees were billed to the Company other than those identified under Audit Fees.

         Tax Fees. The aggregate fees billed for professional services rendered by the independent auditors for tax compliance, tax advice and tax planning for the years ended March 31, 2003 and 2002 were $4,300 and $4,100 , respectively. Such tax-related services consisted in both years of of tax return preparation and consultation.

         All Other Fees. For the years ended March 31, 2003 and 2002, the Company's independent auditor did not provide any services or products other than those listed under the captions "Audit Fees," "Audit- Related Fees", and "Tax Fees."


----------------------
1 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-QSB filed with the SEC on November 16, 1998 (SEC File No. 0-25009).
2 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-KSB for the year ended March 31, 1999 (SEC File No. 0-25009).
3 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-KSB for the year ended March 31, 2000 (SEC File No. 0-25009).
4 Incorporated by reference to the identically numbered exhibit to the registrant's Form 10-KSB for the year ended March 31, 2001 (SEC File No. 0-25009).

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      SKIBO FINANCIAL CORP.


Date: June 26, 2003                   By: /s/ Walter G. Kelly
                                          --------------------------------------
                                          Walter G. Kelly
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter G. Kelly                                      /s/ Carol A. Gilbert
-------------------------------------                    ---------------------------------------------
Walter G. Kelly                                          Carol A. Gilbert
President and Chief Executive Officer                    Secretary, Treasurer, Chief Financial Officer
                                                         and Chief Operating Officer
(Principal Executive Officer)                            (Principal Financial and Accounting Officer)

Date: June 26, 2003                                      Date: June 26, 2003


/s/ John C. Burne                                        /s/ John T. Mendenhall, Jr.
-------------------------------------                    ---------------------------------------------
John C. Burne                                            John T. Mendenhall, Jr.
Chairman of the Board and Director                       Director

Date: June 26, 2003                                      Date: June 26, 2003


/s/ Renaloy J. Senules
-------------------------------------
Renaloy J. Senules
Director

Date: June 26, 2003


                            SECTION 302 CERTIFICATION


I, Walter G. Kelly, President and Chief Executive Officer of Skibo Financial Corp., certify that:

1.       I have reviewed  this annual  report on Form 10-KSB of Skibo  Financial
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    June 26, 2003                     /s/Walter G. Kelly
                                           -------------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


I, Carol A. Gilbert, Chief Financial and Operating Officer, Treasurer and Secretary of Skibo Financial Corp., certify that:

1.       I have reviewed  this annual  report on Form 10-KSB of Skibo  Financial
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    June 26, 2003                    /s/Carol A. Gilbert
                                          --------------------------------------
                                          Carol A. Gilbert
                                          Chief Financial and Operating Officer,
                                          Treasurer and Secretary