Form 10QSB
period 2003-06-30
SKIBO FINANCIAL CORP
filed 2003-07-29
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003
                               -------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                               as of July 29, 2003


$0.10 Par Value Common Stock                                  3,153,344
----------------------------                           ---------------------
                 Class                                   Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                              Yes         No  X
                                  ---        ---

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----



PART I.     FINANCIAL INFORMATION
-------     ---------------------


Item 1.     Financial Statements


                  Consolidated Statements of Financial Condition as of
                  June 30, 2003 (unaudited) and March 31, 2003.................1

                  Consolidated Statements of Income for the three
                  months ended June 30, 2003 and 2002 (unaudited)..............2

                  Consolidated Statement of Stockholders' Equity for the
                  three months ended June 30, 2003 (unaudited).................3

                  Consolidated Statements of Cash Flows for the three
                  months ended June 30, 2003 and 2002 (unaudited)..............4

                  Notes to Consolidated Financial Statements...................5


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................7


Item 3.     Controls and Procedures...........................................10


PART II.    OTHER INFORMATION
--------    -----------------


Item 1.     Legal Proceedings.................................................11
Item 2.     Changes in Securities.............................................11
Item 3.     Defaults Upon Senior Securities...................................11
Item 4.     Submission of Matters to a Vote of Security-Holders...............11
Item 5.     Other Information.................................................11
Item 6.     Exhibits and Reports on Form 8-K..................................11


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)


                                                                      June 30,    March 31,
                                                                        2003         2003
                                                                     ---------    ---------
                    ASSETS                                          (Unaudited)
                    ------
Cash and amounts due from depository institutions                    $     859    $     828
Interest-bearing deposits with other institutions                        1,758        3,800
Investment securities:
     Held-to-maturity (market value $10,150 and $8,465)                 10,076        8,356
Mortgage-backed securities:
     Held-to-maturity (market value $96,864 and $97,570)                95,031       95,305
Real estate owned, net                                                       8           28
Loans receivable, net                                                   40,462       39,672
Accrued interest receivable:
     Investment securities                                                  91           91
     Mortgage-backed securities                                            473          506
     Loans receivable                                                      361          354
Federal Home Loan Bank stock, at cost                                    2,878        2,879
Premises and equipment, net                                                495          505
Prepaid expenses and other assets                                        4,921        4,935
                                                                     ---------    ---------
        Total Assets                                                 $ 157,413    $ 157,259
                                                                     =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Liabilities:
     Deposits                                                        $  81,837    $  81,842
     Federal Home Loan Bank advances                                    48,000       48,000
     Advances from borrowers for taxes and insurance                       101           77
     Accrued expenses and other liabilities                              4,048        3,863
                                                                     ---------    ---------
        Total Liabilities                                              133,986      133,782


Stockholders' Equity:
     Preferred stock, 5,000,000 shares authorized; none issued              --           --
     Common stock, $0.10 par value; 10,000,000 shares authorized;
        3,449,974 shares issued                                            345          345
     Additional paid-in capital                                          9,777        9,777
     Treasury stock, at cost (308,470 shares at both June 30, 2003
         and March 31, 2003)(1)                                         (2,149)      (2,149)
     Retained earnings, substantially restricted                        15,454       15,504
                                                                     ---------    ---------
        Total Stockholders' Equity                                      23,427       23,477
                                                                     ---------    ---------

        Total Liabilities and Stockholders' Equity                   $ 157,413    $ 157,259
                                                                     =========    =========

(1)Included are shares held by the Bank's RSP totaling 11,840 at both June 30, 2003 and March 31, 2003.

See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                For the Three Months Ended June 30, 2003 and 2002

              (Dollar amounts in thousands, except per share data)


                                                                        2003           2002
                                                                    -----------    -----------
                                                                            (Unaudited)
Interest income:
     Loans receivable                                               $       593    $       784
     Mortgage-backed securities                                           1,045          1,114
     Investment securities                                                  105            245
     Other                                                                   28             30
                                                                    -----------    -----------
            Total interest income                                         1,771          2,173

Interest expense:
     Deposits                                                               577            710
     Federal Home Loan Bank advances                                        663            663
                                                                    -----------    -----------
           Total interest expense                                         1,240          1,373
                                                                    -----------    -----------

           Net interest income                                              531            800

Provision for loan losses                                                    --             --
                                                                    -----------    -----------
           Net interest income after provision for loan losses              531            800

Other income:
     Fees and service charges                                                11             16
     Other                                                                   39             35
                                                                    -----------    -----------
           Total other income                                                50             51

Other expenses:
     Compensation and employee benefits                                     489            536
     Premises and occupancy costs                                            44             49
     Federal insurance premiums                                               3              4
     Other operating expenses                                               115             76
                                                                    -----------    -----------
           Total other expenses                                             651            665
                                                                    -----------    -----------

             (Loss) income before income taxes                              (70)           186

(Benefit from) Provision for income taxes                                   (20)            71
                                                                    -----------    -----------
           Net (loss) income                                                (50)           115

Other comprehensive (loss) income:
     Unrealized gain on securities available-for-sale, net of tax            --             --
                                                                    -----------    -----------
           Total comprehensive (loss) income                        $       (50)   $       115
                                                                    ===========    ===========

Basic (loss) earnings per share                                     $      (.02)   $       .04
Diluted (loss) earnings per share                                   $      (.02)   $       .04

Weighted average shares outstanding - Basic                           3,153,344      3,139,367
Weighted average shares outstanding - Diluted                         3,225,963      3,212,531


 See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

              For the Three Months Ended June 30, 2003 (unaudited)

              (Dollar amounts in thousands, except per share data)


                                         Additional
                               Common     Paid-in    Treasury  Retained
                                Stock     Capital      Stock   Earnings   Total
                                -----     -------      -----   --------   -----

Balance at March 31, 2003        $345      $9,777   $(2,149)    $15,504 $23,477

Net loss                           --          --         --       (50)    (50)
                                 ----      ------   -------     ------- -------

Balance at June 30, 2003         $345      $9,777   $(2,149)    $15,454 $23,427
                                 ====      ======   =======     ======= =======



See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                For the Three Months Ended June 30, 2003 and 2002

                          (Dollar amounts in thousands)

                                                                                    2003       2002
                                                                                   -------    -------
                                                                                      (Unaudited)
Operating activities:
Net (loss) income                                                                  $   (50)   $   115
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
     Depreciation                                                                       11         16
     Loss on write-down of real estate owned                                            20         --
     Compensation expense-RSP                                                           --          4
     Net accretion of premiums and discounts                                           (81)       (22)
     Decrease in accrued interest receivable                                            26         90
     Decrease (increase) in prepaid expenses                                            14        (47)
     Increase in accrued interest payable                                              128        119
     (Decrease) increase in accrued income taxes                                      (119)         1
     Other, net                                                                        155        437
                                                                                   -------    -------
          Net cash provided by operating activities                                    104        713
                                                                                   -------    -------

Investing activities:
Purchases of premises and equipment                                                     (1)        (2)
Purchases of investment securities held-to maturity                                 (3,895)      (300)
Purchases of mortgage-backed securities held-to-maturity                            (9,328)    (9,150)
Proceeds from maturities/calls and principal repayments of:
     Investment securities held-to-maturity                                          2,173      1,565
     Mortgage-backed securities held-to-maturity                                     9,627      6,676
Loans purchased                                                                     (5,260)    (2,476)
Net principal repayments on loans                                                    4,549      2,513
Decrease (increase) in Federal Home Loan Bank stock                                      1        (35)
                                                                                   -------    -------
          Net cash used in investing activities                                     (2,134)    (1,209)
                                                                                   -------    -------



Financing activities:
Net (decrease) increase in deposits                                                     (5)       195
Net increase (decrease) in mortgage escrow                                              24         (4)
Treasury stock purchased                                                                --        (10)
Cash dividends paid                                                                     --       (522)
                                                                                   -------    -------
          Net cash provided by (used in) financing activities                           19       (341)
                                                                                   -------    -------

Net decrease in cash and cash equivalents                                           (2,011)      (837)
Cash and cash equivalents, beginning of period                                       4,628      4,577
                                                                                   -------    -------
Cash and cash equivalents, end of period                                           $ 2,617    $ 3,740
                                                                                   =======    =======

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                         $ 1,112    $ 1,254
                                                                                   =======    =======
  Income taxes                                                                     $   101    $   136
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

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1 -  Basis of Presentation and Principles of Consolidation
          -----------------------------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Skibo Financial Corp., its wholly- owned subsidiary First Carnegie Deposit (the "Bank"), and the Bank's wholly owned subsidiary, Fedcar, Inc. Fedcar, Inc. is a service corporation that is currently inactive.

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

The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending March 31, 2004 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2003.

NOTE 2 -  Dividends on Common Stock
          -------------------------

During the quarter ended June 30, 2003, the Company did not declare a dividend.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 3 -  Comprehensive (Loss) Income
          ---------------------------

For the three months ended June 30, 2003 and 2002, the Company had total comprehensive loss of $50,000 and total comprehensive income of $115,000, respectively. Total comprehensive income or loss is comprised of net income and other comprehensive income. For both three month periods, there was no other comprehensive income.

NOTE 4 - Recent Accounting Pronouncements
         --------------------------------

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which was issued to amend SFAS 133, "Derivative Instruments and Hedging Activities". The effective date of this Statement is for contracts entered into or amended after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a significant impact on its consolidated financial statements.

In May 2003,  the FASB issued  SFAS No. 150  "Accounting  for Certain  Financial
Instruments  with  Characteristics  of both  Liabilities  and Equity" ("SFAS No.
150"). The effective date for this Statement is for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its consolidated financial statements.

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

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



The computation of basic and diluted (loss) earnings per share is shown in the table below:


                                                               Three Months Ended
                                                           --------------------------
                                                             June 30,       June 30,
                                                               2003           2002
                                                           -----------    -----------
Basic EPS computation:
 Numerator-Net (Loss) Income                               $   (50,000)   $   115,000
 Denominator-Wt Avg common shares outstanding                3,153,344      3,139,367
Basic (loss) earnings per share                            $      (.02)   $       .04
                                                           ===========    ===========

Diluted EPS computation:
 Numerator-Net (Loss) Income                               $   (50,000)   $   115,000
 Denominator-Wt Avg common shares outstanding                3,153,344      3,139,367
 Dilutive Stock Options                                         72,619         73,164
                                                           -----------    -----------
 Weighted avg common shares and common stock equivalents     3,225,963      3,212,531
Diluted (loss) earnings per share                          $      (.02)   $       .04
                                                           ===========    ===========


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

Changes in Financial Condition

The Company's total assets of $157,413,000 at June 30, 2003, are reflective of an increase of $154,000 or 0.1%, as compared to $157,259,000 at March 31, 2003. The increase in total assets was due to increases in cash and amounts due from depository institutions, loans receivable, and investment securities, offset by decreases in mortgage-backed securities, Federal Home Loan Bank stock, real estate owned, prepaid expenses and other assets, interest-bearing deposits with other financial institutions, premises and equipment and accrued interest receivable.

The increase in the Company's liabilities was due to increases in accrued expenses and other liabilities and advances from borrowers for taxes and insurance, offset by a decrease in deposits. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $2,617,000, a decrease of $2,011,000 or 43.5% from the prior quarter. This decrease was primarily due to decreased interest-bearing deposits maintained at the Federal Home Loan Bank ("FHLB").

Investment Securities. Investment securities totaled $10,076,000 at June 30, 2003, an increase of $1,720,000 or 20.6%, as compared to $8,356,000 at March 31,
2003. The increase was primarily due to purchases of $3.9 million U.S. Agency securities, offset by proceeds received from maturities, calls and payments totaling $2.2 million.

Mortgage-backed Securities. Mortgage-backed securities totaled $95,031,000 at June 30, 2003, a decrease of $274,000 or 0.3%, as compared to $95,305,000 at
March 31, 2003. The decrease was primarily due to principal repayments and maturities totaling $9.6 million, partially offset by purchases of $9.3 million.

Loans Receivable, net. Net loans receivable at June 30, 2003 totaled $40,462,000, an increase of $790,000 or 2.0%, as compared to $39,672,000 at
March 31, 2003. The increase was primarily due to the origination of $42,000 in consumer loans, and purchases of $1.1 million conventional one- to four-family mortgage loans, $160,000 insured Federal Housing Administration ("FHA") one- to four-family mortgage loans, $2.8 million insured United States Department of Agriculture ("USDA") farm loans, $937,000 insured Small Business Administration ("SBA") loans, and a $202,000 insured USDA operating loan, partially offset by loan principal repayments totaling $4.6 million.

Deposits. Total deposits, after interest credited, decreased by $5,000 or 0.01% to $81,837,000 at June 30, 2003, as compared to $81,842,000 at March 31, 2003.
The decrease was due to decreases in certificates of deposit and non-interest bearing checking accounts, offset by increases in passbook savings, money market, and interest- bearing checking accounts.

FHLB Advances. FHLB advances totaled $48,000,000 at both June 30, 2003 and March 31, 2003. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $23,427,000 at June 30, 2003, as compared to $23,477,000 at March 31, 2003. The decrease of $50,000 or 0.2% was due to losses for the three months ended June 30, 2003.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended June 30, 2003 and 2002

Net (Loss) Income. The Company recorded net loss of $50,000 for the three months ended June 30, 2003, as compared to net income of $115,000 for the three months ended June 30, 2002. The $165,000 or 143.5% decrease in net income for the three months ended June 30, 2003 was primarily the result of a decrease in net interest income, partially offset by decreases in other expenses and provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $269,000 or 33.6% for the three months ended June 30, 2003, as compared to the three month period ended June 30, 2002. The average balance of interest-earning assets increased $2.6 million or 1.8%, however, the average yield earned thereon decreased 117 basis points. The average balance of interest- bearing liabilities increased by $3.3 million or 2.6%, however, the average rate paid thereon decreased 53 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased to 0.86% for the three month period ended June 30, 2003 from 1.50% for the three month period ended June 30, 2002. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, partially offset by decreased rates paid on the average balance of deposits.

Interest Income. Interest income decreased $402,000 or 18.5% to $1,771,000 for the three month period ended June 30, 2003, as compared to $2,173,000 for the three month period ended June 30, 2002.

Interest on loans receivable decreased $191,000 or 24.4% for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. This decrease was primarily the result of a $5.9 million decrease in the average balance of loans receivable and an 89 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $69,000 or 6.2% for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. This decrease was primarily the result of a 112 basis point decrease in the average yield earned on mortgage-backed securities, partially offset by a $14.1 million increase in the average balance of mortgage-backed securities.

Interest income on investment securities decreased $140,000 or 57.1% for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The decrease in interest income on investment securities was primarily due to a decrease of $7.9 million in the average balance of such securities and a 115 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased by $2,000 or 6.7% for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The decrease was primarily due to a 106 basis point decrease in the average yield earned on other interest-earning assets, partially offset by a $2.4 million increase in the average balance.

The average yield on the average  balance of  interest-earning  assets was 4.71%
and  5.88%  for  the  three  month   periods  ended  June  30,  2003  and  2002,
respectively.

Interest Expense. Interest expense totaled $1,240,000 for the three months ended June 30, 2003, as compared to $1,373,000 for the three months ended June 30, 2002. The $133,000 or 9.7% decrease was primarily due to a 53 basis point decrease in the average rate paid on the total average interest-bearing liabilities, partially offset by a $3.3 million increase in the average balance of deposits.

Interest expense on deposits (including escrows) totaled $577,000 for the three months ended June 30, 2003, as compared to $710,000 for the three months ended June 30, 2002. The $133,000 or 18.7% decrease was primarily due to an 81 basis point decrease in the average rate paid on deposits and escrows, partially offset by a $3.3 million increase in the average balance of deposits.

Interest on FHLB advances totaled $663,000 for both three month periods ended June 30, 2003 and 2002. The Company uses FHLB advances as a funding source and to supplement deposits, which are the Company's primary source of funds.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Provision for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provisions for loan losses during the three month periods ended June 30, 2003 and 2002.

At June 30, 2003, the allowance for loan losses totaled $405,000 or 1.0% and 794.1% of total loans and total non-performing loans, respectively, as compared to $425,000 or 1.1% and 904.3%, respectively, at March 31, 2003. The Company's non- performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $51,000 and $47,000 at June 30, 2003 and March 31, 2003, respectively, which represented 0.12% of the Company's total loans for both periods. The Company's ratio of non-performing loans to total assets was 0.03% at both June 30, 2003 and March 31, 2003.

Other Income. During the three months ended June 30, 2003, other income decreased $1,000 or 2.0%, as compared to the three months ended June 30, 2002.

Other Expenses. Total other expenses decreased by $14,000 or 2.1% during the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The decrease was primarily attributable to decreases of $47,000 in compensation and employee benefits expense, $5,000 in premises and occupancy costs, and $1,000 in federal insurance premiums, offset by an increase of $39,000 in other operating expenses primarily due to increased legal fees. The decrease in compensation and employee benefits expense was due to decreases of $28,000 in compensation and employee benefits expense, $4,000 in RSP expense due to the completion of the RSP awards on April 16, 2002, and $15,000 in the Company's defined benefit plan, Supplemental Employee Retirement Plan ("SERP") and Director's Retirement Plan ("DRP") costs.

Income Tax Expense. The income tax benefit totaled $20,000 for the three months ended June 30, 2003, as compared to the provision for income tax of $71,000 for the three months ended June 30, 2002. The $91,000 or 128.2% decrease was due to decreased income.

Regulatory Capital Requirements

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On June 30, 2003, the Bank was in compliance with its three regulatory capital requirements as follows:


                                                          Amount    Percent
                                                          ------    -------
                                                       (Dollars in thousands)

Tangible capital .....................................   $22,992      14.60%
Tangible capital requirement .........................     2,362       1.50
                                                         -------      -----
Excess over requirement ..............................   $20,630      13.10%
                                                         =======      =====

Core capital .........................................   $22,992      14.60%
Core capital requirement .............................     4,724       3.00
                                                         -------      -----
Excess over requirement ..............................   $18,268      11.60%
                                                         =======      =====

Risk based capital ...................................   $23,397      60.52%
Risk based capital requirement........................     3,093       8.00
                                                         -------      -----
Excess over requirement ..............................   $20,304      52.52%
                                                         =======      =====


Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as changes in interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

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

               In February 2003, the Company's subsidiary, First Carnegie Deposit, was served as a defendant in a lawsuit regarding a previously completed sale of foreclosed real estate and sheriff sales of two other properties resulting from a deficiency judgment in connection therewith. The complaint (Civil Action
               No.: GD00-8816) was filed on February 28, 2003 in the Court of Common Pleas of Allegheny County, Pennsylvania, Civil Division, and amended on July 2, 2003. The complaint contains causes of action against First Carnegie Deposit for Statutory Damages Pursuant to 42 PA C.S.A. Sec. 8104 (Count I), Wrongful Use of Civil Proceedings Pursuant to 42 PA C.S.A. Sec. 8351 (Count II), Abuse of Civil Process (Count III), Conversion (Count IV) and Civil Conspiracy (Count V). The plaintiffs seek damages for the costs to defend the prior litigation related to the foreclosure and sheriff sales of properties owned by the plaintiffs, loss of reputation, loss of use of their properties and extreme emotional distress, as well as punitive damages. The Company is unable to express an opinion as to the outcome of this lawsuit or any potential loss to the Company.


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


Item 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------

               a) Not applicable

               b) On April  29,  2003,  the  Company  filed a Form 8-K to report earnings for the quarter and fiscal year ended March 31, 2003. (Items 7 and 12)

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         SKIBO FINANCIAL CORP.


Date: July 29, 2003
                                     By: /s/ Walter G. Kelly
                                         ---------------------------------------
                                         Walter G. Kelly
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Walter G. Kelly                            /s/ Carol A. Gilbert
-------------------------------------          ---------------------------------------------------
Walter G. Kelly                                Carol A. Gilbert
President and Chief Executive Officer          Chief Financial and Operating Officer,
(Principal Executive Officer)                  Secretary and Treasurer
                                               (Principal Financial and Accounting Officer)

Date: July 29, 2003                            Date: July 29, 2003


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



         Date: July 29, 2003               /s/Walter G. Kelly
                                           -------------------------------------
                                           Walter G. Kelly
                                           President and Chief Executive Officer

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



         Date: July 29, 2003              /s/Carol A. Gilbert
                                          --------------------------------------
                                          Carol A. Gilbert
                                          Chief Financial and Operating Officer,
                                          Secretary and Treasurer