Form 10QSB/A
period 2003-06-30
SKIBO FINANCIAL CORP
filed 2003-08-14
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                (Amendment No. 1)
(Mark One)

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


Signatures

                                EXPLANATORY NOTE


            Skibo Financial Corp. is amending its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the "Form 10-QSB"), to revise its disclosure under Item 3. Controls and Procedures and to file Exhibits 31 and 32. Except for the revised disclosure under Item 3 and the inclusion of Exhibits 31 and 32, no other information included in the original report on Form 10-QSB has changed.

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

                             CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------

               a)   31   -   Certification   pursuant  to  Section  302  of  the
                         Sarbanes-Oxley Act of 2002
                    32   -   Certification   pursuant  to  Section  906  of  the
                         Sarbanes-Oxley Act of 2002

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





                                         SKIBO FINANCIAL CORP.


Date: August 13, 2003                By: /s/ Walter G. Kelly
                                         ---------------------------------------
                                         Walter G. Kelly
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

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

Date: August 13, 2003                          Date: August 13, 2003
