Form 10QSB
period 2003-09-30
SKIBO FINANCIAL CORP
filed 2003-10-31
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003
                               ------------------

| | Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of October 31, 2003


$0.10 Par Value Common Stock                                     3,153,344
----------------------------                            ------------------------
     Class                                                  Shares Outstanding

            Transitional Small Business Disclosure Format (check one)

                            Yes          No   X
                                ------      ------

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I.             FINANCIAL INFORMATION
-------             ---------------------


Item 1.     Financial Statements


               Consolidated Statements of Financial Condition as of
               September 30, 2003 (unaudited) and March 31, 2003...............1

               Consolidated Statements of Income for the three and
                    six months ended September 30, 2003 and 2002 (unaudited)...2

               Consolidated Statement of Stockholders' Equity for the
               six months ended September 30, 2003 (unaudited).................3

               Consolidated Statements of Cash Flows for the six
               months ended September 30, 2003 and 2002 (unaudited)............4

               Notes to Consolidated Financial Statements......................5


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................7


Item 3.     Controls and Procedures...........................................12


PART II.          OTHER INFORMATION
--------          -----------------


Item 1.     Legal Proceedings.................................................13
Item 2.     Changes in Securities.............................................13
Item 3.     Defaults Upon Senior Securities ..................................13
Item 4.     Submission of Matters to a Vote of Security-Holders...............13
Item 5.     Other Information.................................................13
Item 6.     Exhibits and Reports on Form 8-K .................................13


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)

                                                                         September 30,  March 31,
                                                                             2003         2003
                                                                        -------------- ----------
                    ASSETS                                               (Unaudited)
                    ------
Cash and amounts due from depository institutions                         $     687    $     828
Interest-bearing deposits with other institutions                             1,897        3,800
Investment securities:
     Held-to-maturity (market value $12,600 and $8,465)                      12,664        8,356
Mortgage-backed securities:
     Held-to-maturity (market value $98,179 and $97,570)                     96,094       95,305
Real estate owned, net                                                            -           28
Loans receivable, net                                                        35,420       39,672
Accrued interest receivable:
     Investment securities                                                      132           91
     Mortgage-backed securities                                                 460          506
     Loans receivable                                                           313          354
Federal Home Loan Bank stock, at cost                                         2,926        2,879
Premises and equipment, net                                                     486          505
Prepaid expenses and other assets                                             5,019        4,935
                                                                          ---------    ---------
        Total Assets                                                      $ 156,098    $ 157,259
                                                                          =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Liabilities:
------------
     Deposits                                                             $  80,550    $  81,842
     Federal Home Loan Bank advances                                         48,000       48,000
     Advances from borrowers for taxes and insurance                             12           77
     Accrued expenses and other liabilities                                   4,069        3,863
                                                                          ---------    ---------
        Total Liabilities                                                   132,631      133,782


Stockholders' Equity:
     Preferred stock, 5,000,000 shares authorized; none issued                    -            -
     Common stock, $0.10 par value; 10,000,000 shares authorized;
        3,449,974 shares issued                                                 345          345
     Additional paid-in capital                                               9,777        9,777
     Treasury stock, at cost (308,470 shares at both September 30, 2003
         and March 31, 2003)(1)                                              (2,149)      (2,149)
     Retained earnings, substantially restricted                             15,494       15,504
                                                                          ---------    ---------
        Total Stockholders' Equity                                           23,467       23,477
                                                                          ---------    ---------

        Total Liabilities and Stockholders' Equity                        $ 156,098    $ 157,259
                                                                          =========    =========


(1)Included are shares held by the Bank's RSP totaling 11,840 at both September 30, 2003 and March 31, 2003.

See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

         For the Three and Six Months Ended September 30, 2003 and 2002

              (Dollar amounts in thousands, except per share data)

                                                        Three Months Ended             Six Months Ended
                                                             September 30,              September 30,
                                                          2003           2002          2003           2002
                                                      -----------    -----------   -----------    -----------
                                                             (unaudited)                   (unaudited)
Interest income:
     Loans receivable                                 $       519    $       768   $     1,112    $     1,552
     Mortgage-backed securities                               990          1,112         2,035          2,226
     Investment securities                                    131            193           236            438
     Other                                                     21             36            49             66
                                                      -----------    -----------   -----------    -----------
            Total interest income                           1,661          2,109         3,432          4,282

Interest expense:
     Deposits                                                 527            701         1,104          1,411
     Federal Home Loan Bank advances                          671            671         1,334          1,334
                                                      -----------    -----------   -----------    -----------
            Total interest expense                          1,198          1,372         2,438          2,745
                                                      -----------    -----------   -----------    -----------

            Net interest income                               463            737           994          1,537

Provision for loan losses                                       -              -             -              -
                                                      -----------    -----------   -----------    -----------
            Net interest income after
              provision for loan losses                       463            737           994          1,537

Other income:
     Fees and service charges                                  13             12            24             28
     Other                                                    492             33           531             68
                                                      -----------    -----------   -----------    -----------
            Total other income                                505             45           555             96

Other expenses:
     Compensation and employee benefits                       508            534           997          1,070
     Premises and occupancy costs                              44             43            88             92
     Federal insurance premiums                                 4              3             7              7
     Other operating expenses                                  83             74           198            150
                                                      -----------    -----------   -----------    -----------
            Total other expenses                              639            654         1,290          1,319
                                                      -----------    -----------   -----------    -----------

               Income before income taxes                     329            128           259            314

(Benefit from) Provision for income taxes                     (25)            30           (45)           101
                                                      -----------    -----------   -----------    -----------
            Net income                                        354             98           304            213

Other comprehensive income:
       Unrealized gain on securities available-for-
          sale, net of tax                                      -              -             -              -
                                                      -----------    -----------   -----------    -----------
               Total comprehensive income             $       354    $        98   $       304    $       213
                                                      ===========    ===========   ===========    ===========


Basic earnings per share                              $       .11    $       .03   $       .10    $       .07
Diluted earnings per share                            $       .11    $       .03   $       .09    $       .07

Weighted average shares outstanding - Basic             3,153,344      3,140,633     3,153,344      3,140,004
Weighted average shares outstanding - Diluted           3,227,437      3,212,631     3,226,338      3,212,585

See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

             For the Six Months Ended September 30, 2003 (unaudited)

              (Dollar amounts in thousands, except per share data)


                                             Additional
                                  Common      Paid-in    Treasury    Retained
                                   Stock      Capital       Stock    Earnings    Total
                                   -----      -------       -----    --------    -----

Balance at March 31, 2003           $345       $9,777    $(2,149)     $15,504  $23,477

Cash dividends declared, net
  ($.12 per share regular,
   $.13 per share special)             -            -          -         (314)    (314)

Net income                             -            -          -          304      304
                                    --------------------------------------------------

Balance at September 30, 2003       $345       $9,777    $(2,149)     $15,494  $23,467
                                    ==================================================

See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 2003 and 2002
                          (Dollar amounts in thousands)

                                                                                     2003        2002
                                                                                   --------    --------
                                                                                        (Unaudited)
Operating activities:
     Net income                                                                    $    304    $    213
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
        Depreciation                                                                     21          26
        Compensation expense - RSP                                                        -           4
        Net accretion of premiums and discounts                                         (54)        (97)
        Decrease in accrued interest receivable                                          46          86
        Increase in prepaid expenses                                                    (84)       (212)
        Increase in accrued interest payable                                            270         268
        (Decrease) increase in accrued income taxes                                    (136)         84
        Other, net                                                                       49         526
                                                                                   --------    --------
           Net cash provided by operating activities                                    416         898
                                                                                   --------    --------

Investing activities:
Purchases of premises and equipment                                                      (2)         (2)
Purchases of investment securities held-to maturity                                  (7,665)       (715)
Purchases of mortgage-backed securities held-to-maturity                            (20,892)    (21,919)
Proceeds from maturities/calls and principal repayments of:
     Investment securities held-to-maturity                                           3,355       5,887
     Mortgage-backed securities held-to-maturity                                     20,129      13,145
Loans purchased                                                                      (7,103)     (4,259)
Acquisition of interest in Real Estate Owned                                             28           -
Net principal repayments on loans                                                    11,408       4,940
Increase in Federal Home Loan Bank stock                                                (47)        (35)
                                                                                   --------    --------
           Net cash used in investing activities                                       (789)     (2,958)
                                                                                   --------    --------

Financing activities:
Net (decrease) increase in deposits                                                  (1,292)      1,514
Net decrease in mortgage escrow                                                         (65)       (113)
Treasury stock purchased                                                                  -         (10)
Cash dividends paid                                                                    (314)       (845)
                                                                                   --------    --------
           Net cash (used in) provided by financing activities                       (1,671)        546
                                                                                   --------    --------

Net decrease in cash and cash equivalents                                            (2,044)     (1,514)
Cash and cash equivalents, beginning of period                                        4,628       4,577
                                                                                   --------    --------
Cash and cash equivalents, end of period                                           $  2,584    $  3,063
                                                                                   ========    ========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                   $  2,168    $  2,477
                                                                                   ========    ========
        Income taxes                                                               $    177    $    136
                                                                                   ========    ========

See accompanying notes to consolidated financial statements

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1 -  Basis of Presentation and Principles of Consolidation
          -----------------------------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Skibo Financial Corp., its wholly- owned subsidiary First Carnegie Deposit (the "Bank"), and the Bank's wholly-owned subsidiary, Fedcar, Inc. Fedcar, Inc. is a service corporation that is currently inactive.

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

The results of operations for the three months and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending March 31, 2004 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2003.

NOTE 2 -  Dividends on Common Stock
          -------------------------

On July 10, 2003, the Board of Directors of the Company declared a $0.12 per share regular cash dividend and a $0.13 per share special cash dividend on the Company's outstanding shares of common stock, payable to stockholders of record as of July 21, 2003. Skibo Bancshares, M.H.C. (the "M.H.C.") waived the receipt of dividends on its 1,897,500 shares. The cash dividends on the outstanding shares held by persons other than the M.H.C. were paid on July 30, 2003. Under current regulations of the Office of Thrift Supervision (the "OTS"), any waiver of dividends by the M.H.C. will no longer cause an adjustment to the ratio pursuant to which shares of Company common stock are exchanged for shares of a stock holding company should the M.H.C. convert from the mutual to stock form of organization. Such an adjustment would have had the effect of diluting the minority stockholders of the Company.

Skibo Financial Corp.'s common stock is currently listed on the Nasdaq SmallCap Market, traded under the symbol of "SKBO" and listed in the Wall Street Journal as "SkiboFn".

NOTE 3 -  Comprehensive Income
          --------------------

For the three months ended September 30, 2003 and 2002, the Company's total comprehensive income was $354,000 and $98,000, respectively, and $304,000 and $213,000, respectively, for the six months ended September 30, 2003 and 2002. Total comprehensive income is comprised of net income and other comprehensive income. For both three and six month periods ended September 30, 2003 and 2002, there was no other comprehensive income.

NOTE 4 -  Earnings Per Share (EPS)
          -----------------------

Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed conversion of outstanding stock options.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


The computation of basic and diluted earnings per share is shown in the table below:

                                  Three Months Ended               Six Months Ended
                             -----------------------------   -----------------------------

                             September 30,   September 30,   September 30,   September 30,
                                 2003           2002             2003           2002
                             -------------   -------------   -------------   --------------
Basic EPS computation:
 Numerator-Net Income             $354,000         $98,000        $304,000        $213,000
 Denominator-Wt Avg common
   shares outstanding            3,153,344       3,140,633       3,153,344       3,140,004
Basic EPS                             $.11            $.03            $.10            $.07
                                       ===              ==             ===             ===

Diluted EPS computation:
 Numerator-Net Income             $354,000         $98,000        $304,000        $213,000
 Denominator-Wt Avg
   common shares outstanding     3,153,344       3,140,633       3,153,344       3,140,004
 Dilutive Stock Options             74,093          71,998          72,994          72,581
                                    ------          ------          ------          ------
 Weighted avg common shares
    and common stock
    equivalents                  3,227,437       3,212,631       3,226,338       3,212,585
Diluted EPS                           $.11            $.03            $.09            $.07
                                       ===             ===             ===             ===



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

Changes in Financial Condition

The Company's total assets of $156,098,000 at September 30, 2003, are reflective of a decrease of $1,161,000 or 0.7%, as compared to $157,259,000 at March 31, 2003. The decrease in total assets was due to decreases in loans receivable, cash and amounts due from depository institutions, accrued interest receivable, real estate owned and premises and equipment, offset by increases in investment securities, mortgage-backed securities, Federal Home Loan Bank stock and prepaid expenses and other assets.

The decrease in the Company's liabilities was due to decreases in savings deposits and advances from borrowers for taxes and insurance, offset by an increase in accrued expenses and other liabilities. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $2,584,000, a decrease of $2,044,000 or 44.2%, as compared to $4,628,000 at March 31, 2003.
This decrease was due to decreased interest-bearing deposits maintained at the Federal Home Loan Bank and non-interest bearing deposits maintained at the
Federal Reserve Bank of Cleveland, partially offset by an increase of non-interest bearing deposits at a local bank and cash on hand.

Investment Securities. Investment securities totaled $12,664,000 at September 30, 2003, an increase of $4,308,000 or 51.6%, as compared to $8,356,000 at March
31, 2003. The increase was primarily due to purchases of $7.7 million of U.S. Agency securities, REMICs and certificates of deposits, partially offset by proceeds from maturities, calls and payments totaling $3.4 million.

Mortgage-backed Securities. Mortgage-backed securities totaled $96,094,000 at September 30, 2003, an increase of $789,000 or 0.8%, as compared to $95,305,000 at March 31, 2003. The increase was primarily due to purchases of $20.9 million, partially offset by principal repayments and maturities totaling $20.1 million.

Loans Receivable, net. Net loans receivable at September 30, 2003 totaled $35,420,000, a decrease of $4.3 million or 10.7%, as compared to $39,672,000 at March 31, 2003. The decrease was primarily due to principal repayments totaling $11.5 million, offset by originations of $64,000 and purchases of $7.1 million. The Company originated $64,000 consumer loans within its normal lending area. The Company purchased $3.6 million conventional one- to four-family mortgage loans and $160,000 insured Federal Housing Administration ("FHA") one- to four-family mortgage loans within its normal lending area. The Company also purchased $27,000 Government National Mortgage Association ("GNMA") project loans and $4.6 million United States Department of Agriculture ("USDA") mortgage loans primarily outside its normal lending area.

Deposits. Total deposits, after interest credited, decreased $1.3 million or 1.6% to $80,550,000 at September 30, 2003, as compared to $81,842,000 at March
31, 2003. The decrease was due to decreases in certificates of deposit, Money Market and non-interest bearing checking accounts, partially offset by increases in passbook and interest bearing checking accounts.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FHLB Advances. FHLB advances totaled $48,000,000 at both September 30, 2003 and March 31, 2003. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

Stockholders' Equity. Stockholders' equity totaled $23,467,000 at September 30, 2003, as compared to $23,477,000 at March 31, 2003. The decrease of $10,000 or 0.04% was primarily due to the payment of a $0.12 regular cash dividend and a $.13 special cash dividend, partially offset by earnings for the six months ended September 30, 2003.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

Net Income. The Company recorded net income of $354,000 for the three months ended September 30, 2003, as compared to net income of $98,000 for the three months ended September 30, 2002. The $256,000 or 261.2% increase in net income for the three months ended September 30, 2003 was the result of an increase in other income and decreases in other expenses and the provision for income taxes, partially offset by a decrease in net interest income. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $274,000 or 37.2% for the three months ended September 30, 2003, as compared to the three month period ended September 30, 2002. Although there was a slight increase in the average balance of interest-earning assets, the average yield earned thereon decreased 121 basis points. The average balance of interest-bearing liabilities increased by $1.0 million or 0.8%, however, the average rate paid thereon decreased 58 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased to 0.70% for the three month period ended September 30, 2003 from 1.33% for the three month period ended September 30, 2002. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, partially offset by decreased rates paid on the average balance of deposits.

Interest Income. Interest income decreased $448,000 or 21.2% to $1,661,000 for the three month period ended September 30, 2003, as compared to $2,109,000 for the three month period ended September 30, 2002.

Interest on loans receivable decreased $249,000 or 32.4% for the three months ended September 30, 2003, as compared to the three month period ended September 30, 2002. This decrease was primarily the result of a $9.2 million decrease in the average balance of loans receivable and a 103 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $122,000 or 11.0% for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Although the average balance of mortgage-backed securities increased $11.3 million, the average yield earned thereon decreased 113 basis points.

Interest income on investment securities decreased $62,000 or 32.1% for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The decrease in interest income on investment securities was primarily due to a $2.0 million decrease in the average balance of such securities and a 115 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $15,000 or 41.7% for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Although the average balance of other interest-earning assets increased $241,000, the average yield earned thereon decreased 114 basis points.

The average yield on the average balance of interest-earning assets was 4.45% and 5.66% for the three month periods ended September 30, 2003 and 2002, respectively.

Interest Expense. Interest expense decreased $174,000 or 12.7% to $1,198,000 for the three month period ended September 30, 2003, as compared to $1,372,000 for the three month period ended September 30, 2002. Although the average balance of interest-bearing liabilities increased $1.0 million, the average rate paid thereon decreased 58 basis points.

Interest expense on deposits (including escrows) totaled $527,000 for the three months ended September 30, 2003 as compared to $701,000 for the three months ended September 30, 2002. The $174,000 or 24.8% decrease was primarily due

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



to a 92 basis point decrease in the average rate paid on deposits, partially offset by a $1.0 million increase in the average balance of deposits and escrows.

Interest on FHLB advances totaled $671,000 for both three month periods ended September 30, 2003 and 2002. The Company uses FHLB advances as a funding source and to supplement deposits, which are the Company's primary source of funds.

Allowance for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provisions for loan losses during the three month periods ending September 30, 2003 and 2002.

At September 30, 2003, the allowance for loan losses totaled $405,000 or 1.1% and 125.0% of total loans and total non- performing loans, respectively, as compared to $425,000 or 1.1% and 904.3%, respectively, at March 31, 2003. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $325,000 and $47,000 at September 30, 2003 and March 31, 2003, respectively, which represented 0.9% and 0.12% of the Company's total loans at September 30, 2003 and March 31, 2003, respectively. The Company's ratio of non-performing loans to total assets was 0.2% and 0.03% at September 30, 2003 and March 31, 2003, respectively.

Other Income. During the three months ended September 30, 2003, other income increased $460,000 or 1022.2%, as compared to the three months ended September 30, 2002. In September 2003, the Company received a taxable cash distribution of approximately $454,000 from the parent of General American Life Insurance Company ("GALIC"), which was sold to Metropolitan Life Insurance Company in 2000. The Company owns various life insurance policies with GALIC. This distribution represented the Company's ownership interest in the life insurance policies. It is possible that additional distributions could be made in the future, but are not able to be estimated at this time. This cash distribution was the primary cause for the increase in other income. The increase was also partially attributable to increases in the cash surrender values of insurance policies held on the participants of the Supplemental Executive Retirement Plan ("SERP").

Other Expenses. Total other expenses decreased by $15,000 or 2.3% during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The decrease was attributable to a decrease of $26,000 in compensation and employee benefits expense, offset increases of $9,000 in other operating expense, $1,000 in premises and occupancy costs and $1,000 in federal insurance premiums.

Income Tax Expense. The benefit from income tax totaled $25,000 for the three months ended September 30, 2003, as compared to a provision for income tax of $30,000 for the three months ended September 30, 2002. The $55,000 or 183.3% decrease was due to an adjustment made to the tax accrual to reflect actual taxes paid.

Results of Operations for the Six Months Ended September 30, 2003 and 2002

Net Income. The Company recorded net income of $304,000 for the six months ended September 30, 2003, as compared to net income of $213,000 for the six months ended September 30, 2002. The $91,000 or 42.7% increase in net income for the six months ended September 30, 2003 was the result of an increase in other income and decreases in other expenses and the provision for income taxes, partially offset by a decrease in net interest income. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $543,000 or 35.3% for the six months ended September 30, 2003, as compared to the six month period ended September 30, 2002. Although the average balance of interest-earning assets increased $1.4 million or 1.0%, the average yield earned thereon decreased 119 basis points. The average balance of interest-bearing liabilities increased by $2.2 million or 1.7%, however, the average rate paid thereon decreased 55 basis points.

The net interest rate spread decreased to 0.78% for the six month period ended September 30, 2003 from 1.42% for the six month period ended September 30, 2002. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, partially offset by decreased rates paid on the average balance of interest-bearing liabilities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income decreased $850,000 or 19.9% to $3,432,000 for the six month period ended September 30, 2003, as compared to $4,282,000 for the six month period ended September 30, 2002.


Interest on loans receivable decreased $440,000 or 28.4% for the six months ended September 30, 2003, as compared to the six month period ended September 30, 2002. This decrease was primarily the result of a $7.6 million decrease in the average balance of loans receivable and a 96 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $191,000 or 8.6% for the six months ended September 30, 2003, as compared to the six months ended September 30, 2002. Although the average balance of mortgage-backed securities increased $12.7 million, the average yield earned thereon decreased 112 basis points.

Interest income on investment securities decreased $202,000 or 46.1% for the six months ended September 30, 2003, as compared to the six months ended September 30, 2002. The decrease in interest income on investment securities was primarily due to a $5.0 million decrease in the average balance of such securities and a 117 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $17,000 or 25.8% for the six months ended September 30, 2003, as compared to the six months ended September 30, 2002. The decrease was primarily due to a 109 basis point decrease in the average yield earned on those assets, partially offset by a $1.3 million increase in their average balance.

The average yield on the average balance of interest-earning assets was 4.58% and 5.77% for the six month periods ended September 30, 2003 and 2002, respectively.

Interest Expense. Interest expense decreased $307,000 or 11.2% to $2,438,000 for the six months ended September 30, 2003, as compared to $2,745,000 for the six months ended September 30, 2002. Although the average balance of interest-bearing liabilities increased $2.2 million, the average rate paid thereon decreased 55 basis points.

Interest expense on deposits (including escrows) totaled $1,104,000 for the six months ended September 30, 2003, as compared to $1,411,000 for the six months ended September 30, 2002. The $307,000 or 21.8% decrease was primarily due to an 86 basis point decrease in the average rate paid on deposits, offset by a $2.2 million increase in the average balance of deposits and escrows.

Interest on FHLB advances totaled $1,334,000 for both six month periods ended September 30, 2003 and 2002.

Provision for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provisions for loan losses during the six month periods ending September 30, 2003 and 2002.

Other Income. During the six months ended September 30, 2003, other income increased $459,000 or 478.1%, as compared to the six months ended September 30, 2002. In September 2003, the Company received a taxable cash distribution of approximately $454,000 from the parent of General American Life Insurance Company ("GALIC"), which was sold to Metropolitan Life Insurance Company in 2000. The Company owns various life insurance policies with GALIC. This distribution represented the Company's ownership interest in the life insurance policies. It is possible that additional distributions could be made in the future, but are not able to be estimated at this time. This cash distribution was the primary cause for the increase in other income. The increase was also partially attributable to increases in the cash surrender values of insurance policies held on the participants of the Supplemental Executive Retirement Plan ("SERP").

Other Expenses. Total other expenses decreased by $29,000 or 2.2% during the six months ended September 30, 2003, as compared to the six months ended September 30, 2002. The decrease was attributable primarily to decreases of $73,000 in compensation and employee benefits expense and $4,000 in premises and occupancy costs, offset by an increase of $48,000 in other expenses. The decrease in compensation and employee benefits expense was due to decreases of $56,000 in compensation and employee benefits expense, $13,000 in the Company's defined benefit plan and SERP costs, and $4,000 in RSP expense due to the completion of the RSP awards on April 16, 2002. The increase in other expense was primarily due to an $85,000 increase in legal expense, partially offset by decreases of $14,000 in professional services expense and $3,000 in stationary, printing and office supplies.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense. The benefit from income tax totaled $45,000 for the six months ended September 30, 2003, as compared to a provision for income tax of $101,000 for the six months ended September 30, 2002. The $146,000 or 144.6% decrease was due to an adjustment to the tax accrual to reflect actual taxes paid.



Regulatory Capital Requirements

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On September 30, 2003, the Bank was in compliance with its three regulatory capital requirements as follows:


                                             Amount         Percent
                                             ------         -------
                                             (Dollars in thousands)

Tangible capital.........................   $23,400           14.98%
Tangible capital requirement.............     2,343            1.50
                                            -------           -----
Excess over requirement..................   $21,057           13.48%
                                            =======           =====

Core capital.............................   $23,400           14.98%
Core capital requirement.................     4,685            3.00
                                            -------           -----
Excess over requirement..................   $18,715           11.98%
                                            =======           =====

Risk based capital.......................   $23,805           63.34%
Risk based capital requirement...........     3,006            8.00
                                            -------           -----
Excess over requirement..................   $20,799           55.34%
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

Item 6.        Exhibits and Reports on Form 8-K.
               --------------------------------

               a)   Not applicable.

               a) On September 12, 2003, the Company filed a Form 8-K to announce that on September 11, 2003 a merger agreement had been entered into with Northwest Bancorp, Inc. under which Northwest Bancorp, MHC would acquire Skibo Bancshares, MHC and First Carnegie Deposit.

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      SKIBO FINANCIAL CORP.


Date: October 31, 2003
                                      By:  /s/ Walter G. Kelly
                                           -------------------------------------


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


/s/ Walter G. Kelly                       /s/ Carol A. Gilbert
--------------------------------------    --------------------------------------
Walter G. Kelly                           Carol A. Gilbert
President and Chief Executive Officer     Chief Financial and Operating Officer,
(Principal Executive Officer)             Secretary and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

Date: October 31, 2003                    Date: October 31, 2003