Form 10QSB
period 2003-12-31
SKIBO FINANCIAL CORP
filed 2004-01-30
CIK 1072685

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003
                               -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Number of shares outstanding of common stock
                             as of January 27, 2004


$0.10 Par Value Common Stock                                3,153,344
----------------------------                                ---------
         Class                                         Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                               Yes      No  X
                                   ---     ---

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.             FINANCIAL INFORMATION


Item 1.   Financial Statements


                Consolidated Statements of Financial Condition as of
                December 31, 2003 (unaudited) and March 31, 2003...............1

                Consolidated Statements of (Loss) Income for the three and nine months ended December 31, 2003 and 2002 (unaudited))......2

                Consolidated Statement of Stockholders' Equity for the
                nine months ended December 31, 2003 (unaudited)................3

                Consolidated Statements of Cash Flows for the nine
                months ended December 31, 2003 and 2002 (unaudited))...........4

                Notes to Consolidated Financial Statements.....................5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................7


Item 3.   Controls and Procedures.............................................11


PART II.        OTHER INFORMATION


Item 1.   Legal Proceedings...................................................12
Item 2.   Changes in Securities...............................................12
Item 3.   Defaults Upon Senior Securities ....................................12
Item 4.   Submission of Matters to a Vote of Security-Holders.................12
Item 5.   Other Information...................................................12
Item 6.   Exhibits and Reports on Form 8-K ...................................12


Signatures

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

              (Dollar amounts in thousands, except per share data)

                                                                        December 31,  March 31,
                                                                           2003         2003
                                                                         ---------    ---------

                    ASSETS                                              (Unaudited)
                    ------
Cash and amounts due from depository institutions                        $     521    $     828
Interest-bearing deposits with other institutions                              668        3,800
Investment securities:
     Held-to-maturity (market value $14,683 and $8,465)                     14,991        8,356
Mortgage-backed securities:
     Held-to-maturity (market value $97,338 and $97,570)                    95,831       95,305
Loans receivable, net                                                       34,206       39,672
Real estate owned, net                                                          39           28
Accrued interest receivable:
     Investment securities                                                     154           91
     Mortgage-backed securities                                                424          506
     Loans receivable                                                          305          354
Federal Home Loan Bank stock, at cost                                        2,874        2,879
Premises and equipment, net                                                    495          505
Prepaid expenses and other assets                                            5,183        4,935
                                                                         ---------    ---------
        Total Assets                                                     $ 155,691    $ 157,259
                                                                         =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Liabilities:
     Deposits                                                            $  80,811    $  81,842
     Federal Home Loan Bank advances                                        48,000       48,000
     Advances from borrowers for taxes and insurance                            39           77
     Accrued expenses and other liabilities                                  3,589        3,863
                                                                         ---------    ---------
        Total Liabilities                                                  132,439      133,782


Stockholders' Equity:
     Preferred stock, 5,000,000 shares authorized; none issued                  --           --
     Common stock, $0.10 par value; 10,000,000 shares authorized;
        3,449,974 shares issued                                                345          345
     Additional paid-in capital                                              9,777        9,777
     Treasury stock, at cost (308,470 shares at both December 31, 2003
        and March 31, 2003)(1)                                              (2,149)      (2,149)
     Retained earnings, substantially restricted                            15,279       15,504
                                                                         ---------    ---------
        Total Stockholders' Equity                                          23,252       23,477
                                                                         ---------    ---------
        Total Liabilities and Stockholders' Equity                       $ 155,691    $ 157,259
                                                                         =========    =========



(1) Included are shares held by the Bank's RSP totaling 11,840 at both December 31, 2003 and March 31, 2003.



See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                    Consolidated Statements of (Loss) Income

         For the Three and Nine Months Ended December 31, 2003 and 2002

              (Dollar amounts in thousands, except per share data)

                                                         Three Months Ended          Nine Months Ended
                                                            December 31,               December 31,
                                                       2003           2002          2003           2002
                                                    -----------    -----------   -----------    -----------
                                                            (unaudited)                  (unaudited)
Interest income:
     Loans receivable                               $       456    $       682   $     1,568    $     2,234
     Mortgage-backed securities                             936          1,119         2,971          3,345
     Investment securities                                  153            135           389            573
     Other                                                   13             36            62            102
                                                    -----------    -----------   -----------    -----------
            Total interest income                         1,558          1,972         4,990          6,254

Interest expense:
     Deposits                                               498            660         1,602          2,071
     Federal Home Loan Bank advances                        670            670         2,004          2,004
                                                    -----------    -----------   -----------    -----------
            Total interest expense                        1,168          1,330         3,606          4,075
                                                    -----------    -----------   -----------    -----------

            Net interest income                             390            642         1,384          2,179

Provision for loan losses                                    --             --            --             --
                                                    -----------    -----------   -----------    -----------
            Net interest income after
              provision for loan losses                     390            642         1,384          2,179

Other income:
     Fees and service charges                                 7             23            31             51
     Other                                                   31             29           562             97
                                                    -----------    -----------   -----------    -----------
            Total other income                               38             52           593            148

Other expenses:
     Compensation and employee benefits                     472            552         1,469          1,622
     Premises and occupancy costs                            45             44           133            136
     Federal insurance premiums                               3              3            10             10
     Other operating expenses                               235             60           433            210
                                                    -----------    -----------   -----------    -----------
            Total other expenses                            755            659         2,045          1,978
                                                    -----------    -----------   -----------    -----------

                (Loss) income before income taxes          (327)            35           (68)           349

(Benefit from) provision for income taxes                  (112)            17          (157)           118
                                                    -----------    -----------   -----------    -----------
            Net (loss) income                              (215)            18            89            231

Other comprehensive (loss) income:
     Unrealized gain on securities available-for-
       sale, net of tax                                      --             --            --             --
                                                    -----------    -----------   -----------    -----------
            Total comprehensive (loss) income       $      (215)   $        18   $        89    $       231
                                                    ===========    ===========   ===========    ===========

Basic (loss) earnings per share                     $      (.07)   $       .01   $       .03    $       .07
Diluted (loss) earnings per share                   $      (.07)   $       .01   $       .03    $       .07

Weighted average shares outstanding - Basic           3,153,344      3,143,673     3,153,344      3,141,231
Weighted average shares outstanding - Diluted         3,238,533      3,212,120     3,230,644      3,212,434

See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

             For the Nine Months Ended December 31, 2003 (unaudited)

              (Dollar amounts in thousands, except per share data)


                                         Additional
                               Common     Paid-in    Treasury    Retained
                                Stock     Capital     Stock      Earnings     Total
                               --------   --------   --------    --------    --------
Balance at March 31, 2003      $    345   $  9,777   $ (2,149)   $ 15,504    $ 23,477

Cash dividends declared, net
  ($.12 per share regular,
   $.13 per share special)           --         --         --        (314)       (314)

Net income                           --         --         --          89          89
                               --------   --------   --------    --------    --------

Balance at December 31, 2003   $    345   $  9,777   $ (2,149)   $ 15,279    $ 23,252
                               ========   ========   ========    ========    ========

See accompanying notes to consolidated financial statements.

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Nine Months Ended December 31, 2003 and 2002

                          (Dollar amounts in thousands)

                                                                                     2003        2002
                                                                                   --------    --------
                                                                                        (unaudited)
Operating activities:
     Net income                                                                    $     89    $    231
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
          Depreciation                                                                   32          37
          Compensation expense-RSP                                                       --           4
          Net amortization (accretion) of premiums and discounts                         54        (104)
          Decrease in accrued interest receivable                                        68         204
          Increase in prepaid expenses                                                  (74)       (206)
          Decrease in accrued interest payable                                         (208)       (222)
          (Decrease) increase in accrued income taxes                                  (381)        173
          Other, net                                                                    117         507
                                                                                   --------    --------
           Net cash (used in) provided by operating activities                         (303)        624
                                                                                   --------    --------

Investing activities:
Purchases of premises and equipment                                                     (22)        (22)
Purchases of investment securities held-to-maturity                                 (11,093)     (3,116)
Purchases of mortgage-backed securities held-to-maturity                            (30,177)    (34,075)
Proceeds from maturities/calls and principal repayments of:
     Investment securities held-to-maturity                                           4,433      10,664
     Mortgage-backed securities held-to-maturity                                     29,623      20,672
Loans purchased                                                                      (7,854)     (4,475)
Acquisition of interest in Real Estate Owned                                             28          --
Net principal repayments on loans                                                    13,304      10,142
Decrease (increase) in Federal Home Loan Bank stock                                       5        (342)
                                                                                   --------    --------
             Net cash used in investing activities                                   (1,753)       (552)
                                                                                   --------    --------

Financing activities:
Net (decrease) increase in deposits                                                  (1,031)      2,242
Net decrease in mortgage escrow                                                         (38)        (60)
Treasury stock purchased                                                                 --         (10)
Options exercised, net                                                                   --          87
Cash dividends paid                                                                    (314)     (1,496)
                                                                                   --------    --------
             Net cash (used in) provided by financing activities                     (1,383)        763
                                                                                   --------    --------

Net (decrease) increase in cash and cash equivalents                                 (3,439)        835
Cash and cash equivalents, beginning of period                                        4,628       4,577
                                                                                   --------    --------
Cash and cash equivalents, end of period                                           $  1,189    $  5,412
                                                                                   ========    ========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                   $  3,814    $  4,297
                                                                                   ========    ========
        Income taxes                                                               $    289    $    136
                                                                                   ========    ========

      Noncash investing activities:
           Loans transferred to real estate owned                                  $     39    $     28
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

The results of operations for the three months and nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the year ending March 31, 2004 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2003.

NOTE 2 -  Comprehensive Income
          --------------------

For the three months ended December 31, 2003 and 2002, the Company had total comprehensive loss of $215,000 and total comprehensive income of $18,000, respectively. For the nine months ended December 31, 2003 and 2002, the Company's total comprehensive income was $89,000 and $231,000, respectively. Total comprehensive (loss) income is comprised of net (loss) income and other comprehensive income. For both three and nine month periods ended December 31, 2003 and 2002, there was no other comprehensive income.

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

                     SKIBO FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



The computation of basic and diluted earnings per share is shown in the table below:

                                       Three Months Ended              Nine Months Ended
                                   ----------------------------     ---------------------------
                                   December 31,    December 31,     December 31,   December 31,
                                      2003            2002             2003           2002
                                   ------------    ------------     ------------   ------------
Basic EPS computation:
 Numerator-Net (Loss) income        $  (215,000)    $    18,000      $    89,000    $   231,000
 Denominator-Wt Avg common
    shares outstanding                3,153,344       3,143,673        3,153 344      3,141,231
Basic (loss) earnings per share     $      (.07)    $       .01      $       .03    $       .07
                                    ===========     ===========      ===========    ===========

Diluted EPS computation:
 Numerator-Net (Loss) income        $  (215,000)    $    18,000      $    89,000    $   231,000
 Denominator-Wt Avg
   common shares outstanding          3,153,344       3,143,673        3,153,344      3,141,231
 Dilutive Stock Options                  85,189          68,447           77,300         71,203
                                    -----------     -----------      -----------    -----------
 Weighted avg common shares
     and common stock
     equivalents                      3,238,533       3,212,120        3,230,644      3,212,434
Diluted EPS                         $      (.07)    $       .01      $       .03    $       .07
                                    ===========     ===========      ===========    ===========


NOTE 4 -  Income Taxes
          ------------

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

Changes in Financial Condition

The Company's total assets of $155,691,000 at December 31, 2003, are reflective of a decrease of $1,568,000 or 1.0%, as compared to $157,259,000 at March 31, 2003. The decrease in total assets was primarily due to decreases in loans receivable, cash and interest-bearing deposits with other institutions, FHLB stock, premises and equipment and accrued interest receivable, partially offset by increases in mortgage-backed securities, investment securities and prepaid expenses and other assets.

The decrease in the Company's liabilities was due to decreases in savings deposits, accrued expenses and other liabilities and advances from borrowers for taxes and insurance. Changes in the components of assets, liabilities and equity are discussed herein.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of interest-bearing and noninterest-bearing deposits, totaled $1,189,000, a decrease of $3.4 million or 74.3% as compared to $4,628,000 at March 31, 2003. This decrease was due to decreased interest-bearing deposits maintained at the Federal Home Loan Bank and non-interest bearing deposits maintained at the Federal Reserve Bank of Cleveland and a local bank, partially offset by an increase in cash on hand.

Investment Securities. Investment securities totaled $14,991,000 at December 31, 2003, an increase of $6,635,000 or 79.4%, as compared to $8,356,000 at March 31,
2003. This was primarily a result of purchases of $11.1 million of U.S. Agency securities, offset by proceeds from maturities, calls and repayments totaling $4.4 million.

Mortgage-backed Securities. Mortgage-backed securities totaled $95,831,000 at December 31, 2003, an increase of $526,000 or 0.6%, as compared to $95,305,000 at March 31, 2003. The increase was primarily due to purchases of $30.2 million, partially offset by principal repayments and maturities totaling $29.6 million.

Loans Receivable, net. Net loans receivable at December 31, 2003 totaled $34,206,000, a decrease of $5,466,000 or 13.8%, as compared to $39,672,000 at
March 31, 2003. The decrease was primarily due to principal repayments totaling $13.5 million, offset by originations of $151,000, which consisted entirely of consumer loans, and purchases of $7.9 million. The Company purchased $1.1 million conventional one -to four-family mortgage loans and $160,000 insured Federal Housing Administration ("FHA") one- to four-family mortgage loans within its normal lending area. The Company also purchased $5.1million United States Department of Agriculture ("USDA") mortgage loans and $27,000 Government National Mortgage Association ("GNMA") multi-family project loans, $1.2 million insured Small Business Administration ("SBA") loans, and a $202,000 USDA insured operating loan, primarily outside its normal lending area.

Deposits. Total deposits decreased by $1.0 million or 1.3% to $80,811,000 at December 31, 2003, as compared to $81,842,000 at March 31, 2003. The decrease was due to decreases in certificates of deposit, interest-bearing checking accounts and Money Market accounts, offset by increases in passbooks and noninterest-bearing checking accounts.

FHLB Advances. FHLB advances totaled $48,000,000 at both December 31, 2003 and March 31, 2003. The Company uses FHLB advances as a supplement to deposits to fund its purchase of loans and investments.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Stockholders' Equity. Stockholders' equity totaled $23,252,000 at December 31, 2003, as compared to $23,477,000 at March 31, 2003. The decrease of $225,000 or 1.0% was primarily due to the payment of a $0.12 regular cash dividend and a $0.13 special cash dividend, partially offset by earnings for the nine months ended December 31, 2003.

Results of Operations for the Three Months Ended December 31, 2003 and 2002

Net (Loss) Income. The Company recorded net loss of $215,000 for the three months ended December 31, 2003, as compared to net income of $18,000 for the three months ended December 31, 2002. The $233,000 or 1294.4% decrease in net income for the three months ended December 31, 2003 was the result of decreases in net interest income and other income and an increase in other expenses, partially offset by a decrease in provision for income tax. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $252,000 or 39.3% for the three months ended December 31, 2003, as compared to the three month period ended December 31, 2002. This decrease was primarily the result of a $488,000 or 0.3% decrease in the average balance of interest-earning assets and a 110 basis point decrease in the average yield earned thereon. The average balance of interest-bearing liabilities decreased $86,000 or 0.1% and the average rate paid thereon decreased 51 basis points.

The net interest rate spread, which is the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities, decreased to 0.51% for the three month period ended December 31, 2003 from 1.10% for the three month period ended December 31, 2002. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, partially offset by decreased rates paid on the average balance of savings deposits.

Interest Income. Interest income decreased $414,000 or 21.0% to $1,558,000 for the three month period ended December 31, 2003, as compared to $1,972,000 for the three month period ended December 31, 2002.

Interest on loans receivable decreased $226,000 or 33.1% for the three months ended December 31, 2003, as compared to the three month period ended December 31, 2002. This decrease was primarily the result of a $7.2 million decrease in the average balance of loans receivable and a 124 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $183,000 or 16.4% for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. This decrease was primarily the result of a 111 basis point decrease in the average yield earned on mortgage-backed securities, partially offset by a $6.6 million increase in the average balance of mortgage-backed securities.

Interest income on investment securities increased $18,000 or 13.3% for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. The increase in interest income on investment securities was primarily due to a $2.7 million increase in the average balance of such securities, partially offset by a 48 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $23,000 or 63.9% for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. The decrease was primarily due to a $2.6 million decrease in the average balance of other interest-earning assets and an 86 basis point decrease in the average yield earned thereon.

The average yield on the average balance of interest-earning assets was 4.19% and 5.29 % for the three month periods ended December 31, 2003 and 2002, respectively.

Interest Expense. Interest expense totaled $1,168,000 for the three months ended December 31, 2003, as compared to $1,330,000 for the three months ended December 31, 2002. The $162,000 or 12.2% decrease was due to an $86,000 decrease in the average balance of interest-bearing liabilities and a 51 basis point decrease in the average rate paid thereon.

Interest expense on deposits (including escrows) decreased $162,000 or 24.5% for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. The decrease was due to an $86,000 decrease in the average balance of deposits and an 82 basis point decrease in the average rate paid thereon.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Interest on FHLB advances totaled $670,000 for both three month periods ended December 31, 2003 and 2002. The Company uses FHLB advances as a funding source to supplement deposits, which are the Company's primary source of funds.

Allowance for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provisions for loan losses during the three month periods ended December 31, 2003 and 2002.

At December 31, 2003, the allowance for loan losses totaled $405,000 or 1.2% and 91.2% of total loans and total non- performing loans, respectively, as compared to $425,000 or 1.1% and 904.3%, respectively, at March 31, 2003. The Company's non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) totaled $444,000 and $47,000 at December 31, 2003 and March 31, 2003, respectively, which represented 1.28% and 0.12% of the Company's total loans, respectively. The Company's ratio of non-performing loans to total assets was ..29% and .03% at December 31, 2003 and March 31, 2003, respectively.

Other Income. During the three months ended December 31, 2003, other income decreased $14,000 or 26.9%, as compared to the three months ended December 31, 2002.

Other Expenses. Total other expenses increased by $96,000 or 14.6% during the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. The increase was attributable to increases of $175,000 in other operating expenses, primarily due to increased legal fees and professional services expense, and $1,000 in premises and equipment, offset by an $80,000 decrease in compensation and employee benefits expense.

Income Tax Expense. The income tax benefit totaled $112,000 for the three months ended December 31, 2003, as compared to the provision for income tax of $17,000 for the three months ended December 31, 2002. The decrease of $129,000 or 758.8% was due to decreased income.

Results of Operations for the Nine Months Ended December 31, 2003 and 2002

Net Income. The Company recorded net income of $89,000 for the nine months ended December 31, 2003, as compared to net income of $231,000 for the nine months ended December 31, 2002. The $142,000 or 61.5% decrease in net income for the nine months ended December 31, 2003 was primarily the result of decreases in net interest income and increases in other expenses, offset by an increase in other income and a decrease in provision for income taxes. Changes in the components of income and expense are discussed herein.

Net Interest Income. Net interest income decreased $795,000 or 36.5% for the nine months ended December 31, 2003, as compared to the nine month period ended December 31, 2002. Although the average balance of interest-earning assets increased $801,000 or 0.5%, the average yield earned thereon decreased 116 basis points. The average balance of interest- bearing liabilities increased by $1.4 million or 1.1%, however, the average rate paid thereon decreased 54 basis points.

The net interest rate spread decreased to 0.69% for the three month period ended December 31, 2003 from 1.31% for the three month period ended December 31, 2002. The decrease in the net interest rate spread was primarily the result of decreased yields on the average balances of interest earning assets, partially offset by decreased rates paid on the average balance of savings deposits.

Interest Income. Interest income decreased $1.3 million or 20.2% to $4,990,000 for the nine month period ended December 31, 2003, as compared to $6,254,000 for the nine month period ended December 31, 2002.

Interest on loans receivable decreased $666,000 or 29.8% for the nine months ended December 31, 2003, as compared to the nine month period ended December 31, 2002. This decrease was primarily the result of a $7.5 million decrease in the average balance of loans receivable and a 105 basis point decrease in the average yield earned thereon.

Interest income on mortgage-backed securities decreased $374,000 or 11.2% for the nine months ended December 31, 2003, as compared to the nine months ended December 31, 2002. This decrease was primarily the result of a 111 basis point decrease in the average yield earned on mortgage-backed securities, partially offset by a $10.7 million increase in the average balance of mortgage-backed securities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Interest income on investment securities decreased $184,000 or 32.1% for the nine months ended December 31, 2003, as compared to the nine months ended December 31, 2002. The decrease in interest income on investment securities was primarily due to a $2.4 million decrease in the average balance of such securities and a 98 basis point decrease in the average yield earned thereon.

Interest income on other interest-earning assets decreased $40,000 or 39.2% for the nine months ended December 31, 2003, as compared to the nine months ended December 31, 2002. The decrease was primarily due to a 92 basis point decrease in the average yield earned on other interest-earning assets, partially offset by an $11,000 increase in the average balance.

The average yield on the average balance of interest-earning assets was 4.45% and 5.61% for the nine month periods ended December 31, 2003 and 2002, respectively.

Interest Expense. Interest expense totaled $3,606,000 for the nine months ended December 31, 2003, as compared to $4,075,000 for the nine months ended December 31, 2002. Although the average balance of interest-bearing liabilities increased $1.4 million, the average rate paid thereon decreased 54 basis points, resulting in a $469,000 or 11.5% decrease in interest expense. Interest expense on deposits (including escrows) decreased $469,000 or 22.6% for the nine months ended December 31, 2003, as compared to the nine months ended December 31, 2002. Although the average balance of deposits increased $1.4 million, the average rate paid thereon decreased 85 basis points.

Interest on FHLB advances totaled $2.0 million for both nine month periods ended December 31, 2003 and 2002.

Provision for Loan Losses. Based upon management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses, the Company established no provision for loan losses during the nine month periods ended December 31, 2003 and 2002.

Other Income. During the nine months ended December 31, 2003, other income increased $445,000 or 300.7%, as compared to the nine months ended December 31, 2002. In September 2003, the Company received a taxable cash distribution of approximately $454,000 from the parent of General American Life Insurance Company ("GALIC"), which was sold to Metropolitan Life Insurance Company in 2000. The Company owns various insurance policies with GALIC. This distribution was based on the Company's ownership interest in the life insurance policies. It is possible that additional distributions could be made in the future, but are not able to be estimated at this time. This cash distribution was the primary cause for the increase in other income. The increase was also partially attributable to increases in the cash surrender values of insurance policies held on the participants of the Supplemental Executive Retirement Plan ("SERP").

Other Expenses. Total other expenses increased by $67,000 or 3.4% during the nine months ended December 31, 2003, as compared to the nine months ended December 31, 2002. The increase was attributable to an increase of $223,000 in other operating expenses, offset by decreases of $153,000 in compensation and employees benefit expense, and $3,000 in premises and occupancy costs. The increase in other operating expenses was primarily due to an increase in legal fees and professional services expense. The decrease in compensation and employee benefits expense was due to decreases of $133,000 in compensation and employee benefits expense, $16,000 in the Company's defined benefit plan and SERP costs and $4,000 in RSP expense due to the completion of the ESP awards on April 16, 2002.

Income Tax Expense. The income tax benefit totaled $157,000 for the nine months ended December 31, 2003, as compared to the provision for income tax of $118,000 for the nine months ended December 31, 2002. The $275,000 or 233.1% decrease was due to an adjustment made to the tax accrual to reflect actual taxes paid and decreased income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Regulatory Capital Requirements

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On December 31, 2003, the Bank was in compliance with its three regulatory capital requirements as follows:



                                                            Amount   Percent
                                                            ------   -------
                                                         (Dollars in thousands)

Tangible capital.....................................      $23,138     14.85%
Tangible capital requirement.........................        2,337      1.50
                                                           -------     -----
Excess over requirement..............................      $20,801     13.35%
                                                           =======     =====

Core capital.........................................      $23,138     14.85%
Core capital requirement.............................        4,674      3.00
                                                           -------     -----
Excess over requirement..............................      $18,464     11.85%
                                                           =======     =====

Risk based capital...................................      $23,543     64.62%
Risk based capital requirement.......................        2,931      8.00
                                                           -------     -----
Excess over requirement..............................      $20,612     56.62%
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

                a) Not applicable.

                b) Not applicable.

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  SKIBO FINANCIAL CORP.


Date: January 27, 2004
                                  By: /s/ Walter G. Kelly
                                          -------------------------------------
                                          Walter G. Kelly
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Walter G. Kelly                           /s/ Carol A. Gilbert
-------------------------------------         --------------------------------------------
Walter G. Kelly                               Carol A. Gilbert
President and Chief Executive Officer         Chief Financial and Operating Officer,
(Principal Executive Officer)                 Secretary and Treasurer
                                              (Principal Financial and Accounting Officer)

Date: January 27,  2004                       Date: January 27, 2004
